Form 10-Q
period 2017-04-30
Cloudera, Inc.
filed 2017-06-09
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________
Commission File Number 001-38069

CLOUDERA, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2922329
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
_______________________________________________
1001 Page Mill Road, Building 3
Palo Alto, CA 94304
(650) 362-0488
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_______________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2 (B) of the Securities Act
☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of May 31, 2017, there were 131,142,735 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2017	January 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,572	$74,186
Short-term marketable securities	170,202	160,770
Accounts receivable, net	53,022	101,549
Prepaid expenses and other current assets	13,552	13,197
Total current assets	288,348	349,702
Property and equipment, net	10,617	13,104
Marketable securities, noncurrent	38,117	20,710
Intangible assets, net	6,107	7,051
Goodwill	31,516	31,516
Restricted cash	15,448	15,446
Other assets	6,973	5,015
TOTAL ASSETS	$397,126	$442,544
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,421	$3,550
Accrued compensation	20,709	33,376
Other accrued liabilities	12,788	9,918
Deferred revenue, current portion	186,683	192,242
Total current liabilities	222,601	239,086
Deferred revenue, less current portion	26,313	25,182
Other liabilities	3,993	4,345
TOTAL LIABILITIES	252,907	268,613
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock	657,687	657,687
STOCKHOLDERS’ DEFICIT:
Common stock	2	2
Additional paid-in capital	385,359	192,795
Accumulated other comprehensive loss	(513)	(556)
Accumulated deficit	(898,316)	(675,997)
TOTAL STOCKHOLDERS’ DEFICIT	(513,468)	(483,756)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$397,126	$442,544

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2017	2016
Revenue:
Subscription	$64,671	$40,672
Services	14,925	15,813
Total revenue	79,596	56,485
Cost of revenue:(1) (2)
Subscription	26,472	9,351
Services	33,640	11,684
Total cost of revenue	60,112	21,035
Gross profit	19,484	35,450
Operating expenses:(1) (2)
Research and development	95,831	24,515
Sales and marketing	110,443	46,142
General and administrative	35,550	8,309
Total operating expenses	241,824	78,966
Loss from operations	(222,340)	(43,516)
Interest income, net	649	740
Other income, net	22	163
Net loss before provision for income taxes	(221,669)	(42,613)
Provision for income taxes	(650)	(500)
Net loss	$(222,319)	$(43,113)
Net loss per share, basic and diluted	$(5.78)	$(1.20)
Weighted-average shares used in computing net loss per share, basic and diluted	38,487,424	35,920,537
___________

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Cost of revenue – subscription	$15,700	$334
Cost of revenue – services	20,337	474
Research and development	67,901	1,555
Sales and marketing	60,541	1,559
General and administrative	26,603	1,741

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Cost of revenue – subscription	$514	$455
Sales and marketing	430	430

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2017	2016
Net loss	$(222,319)	$(43,113)
Other comprehensive income, net of tax:
Foreign currency translation gains	8	237
Unrealized gain on investments	35	269
Total other comprehensive income, net of tax	43	506
Comprehensive loss	$(222,276)	$(42,607)

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(222,319)	$(43,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,642	2,405
Stock-based compensation	191,082	5,663
Accretion and amortization of marketable securities	542	782
Changes in assets and liabilities:
Accounts receivable	48,527	15,863
Prepaid expenses and other assets	1,379	1,319
Accounts payable	(1,921)	(972)
Accrued compensation	(12,667)	(9,437)
Accrued expenses and other liabilities	1,142	855
Deferred revenue	(4,428)	3,081
Net cash provided by (used in) operating activities	4,979	(23,554)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(110,347)	(40,044)
Sales of marketable securities	31,675	19,441
Maturities of marketable securities	51,420	64,665
Cash used in business combinations, net of cash acquired	—	(2,700)
Capital expenditures	(175)	(5,149)
Net cash provided by (used in) investing activities	(27,427)	36,213
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,482	829
Payment of deferred offering costs	(1,647)	—
Net cash provided by (used in) financing activities	(165)	829
Effect of exchange rate changes	1	238
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,612)	13,726
Cash, cash equivalents and restricted cash — Beginning of period	89,632	35,994
Cash, cash equivalents and restricted cash — End of period	$67,020	$49,720
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$629	$397
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in other accrued liabilities	$71	$419
Deferred offering costs in accounts payable and other accrued liabilities	$1,190	$—

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Organization and Description of Business
Cloudera, Inc. was incorporated in the state of Delaware on June 27, 2008 and is headquartered in Palo Alto, California. We sell subscriptions and services for our data management, machine learning and advanced analytics platform. This platform delivers an integrated suite of capabilities for data management, machine learning and advanced analytics, affording customers an agile, scalable and cost‑effective solution for transforming their businesses.
Unless the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “Cloudera” refer to Cloudera, Inc. and its subsidiaries taken as a whole.
As of April 30, 2017 and January 31, 2017, we have an accumulated deficit totaling $898.3 million and $676.0 million. We have funded our operations primarily with the net proceeds from private placements of redeemable convertible preferred stock and proceeds from the sale of our subscriptions and services. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries which are located in various countries, including the United States, Australia, China, Germany, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The condensed consolidated balance sheet as of January 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2017 are not necessarily indicative of results to be expected for the full year ending January 31, 2018 or for any other interim period or for any other future year.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2017, included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on April 28, 2017.
Significant Accounting Policies
There have been no changes to our significant accounting policies described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 28, 2017.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2018, for example, refers to the fiscal year ended January 31, 2018.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, stock‑based compensation expense, annual bonus attainment, self‑insurance costs incurred, the fair value of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the fair value of common stock, the assessment of elements in a multi‑element arrangement and the valuation assigned to each element, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Segments
We operate as two operating segments – subscription and services. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and assessing performance.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of short term, highly liquid investments with original maturities of three months or less from the date of purchase. Restricted cash represents cash on deposit with financial institutions in support of letters of credit outstanding in favor of certain landlords for office space.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2017	2016
Cash and cash equivalents	$51,572	$49,691
Restricted cash	15,448	29
Cash, cash equivalents and restricted cash	$67,020	$49,720
Concentration of Credit Risk and Significant Customers
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash, and accounts receivable. Our cash is deposited with high credit quality financial institutions. At times such deposits may be in excess of the Federal Depository Insurance Corporation insured limits. We have not experienced any losses on these deposits.
At April 30, 2017, no single customer represented more than 10% of accounts receivable. At January 31, 2017, one customer represented 21% of accounts receivable. For the three months ended April 30, 2017 and 2016, no single customer accounted for 10% or more of revenue.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to anticipated equity offerings, are capitalized and will be offset against proceeds upon the consummation of our initial public offering (IPO) on May 3, 2017. As of April 30, 2017 and January 31, 2017, there were $4.9 million and $2.8 million of capitalized deferred offering costs in other assets on the consolidated balance sheet, respectively. These amounts will be recorded against the gross proceeds from the IPO in the second fiscal quarter.
Revenue Recognition
We generate revenue from subscriptions and services. Subscription arrangements are typically one to three years in length but may be up to seven years in limited cases. Arrangements with our customers typically do not include general rights of return. Incremental direct costs incurred related to the acquisition or origination of a customer contract are expensed as incurred.

Revenue recognition commences when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collection is probable.
Subscription revenue
Subscription revenue relates to term (or time‑based) subscription agreements for both open source and proprietary software. Subscriptions include internet, email and phone support, bug fixes, and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. Revenue for subscription arrangements is recognized ratably over the contractual term of the arrangement beginning on the date access to the subscription is made available to the customer.
Services revenue
Services revenue relates to professional services for the implementation and use of our subscriptions, training and education services and related reimbursable travel costs.
For time and materials and fixed fee arrangements, revenue is recognized as the services are performed or upon acceptance, if applicable. For milestone‑based arrangements, revenue is recognized upon acceptance or subsequent to completion upon the lapse of any acceptance period.
Revenue for training and education services is recognized upon delivery, except for On‑Demand Training, which is recognized ratably over the contractual term.
Multiple‑element arrangements
Arrangements with our customers generally include multiple elements such as subscription and services. We allocate revenue to each element of the arrangement based on vendor‑specific objective evidence of each element’s fair value (VSOE) when we can demonstrate sufficient evidence of the fair value. VSOE for elements of an arrangement is based upon the normal pricing and discounting practices for those elements when sold separately on a stand‑alone basis.
We have established VSOE for some of our services. If VSOE for one or more undelivered elements does not exist, revenue recognition does not commence until delivery of both the subscription and services have commenced, or when VSOE of the undelivered elements has been established. Once revenue recognition commences, revenue for the arrangement is recognized ratably over the longest service period in the arrangement.
Reseller arrangements
We recognize subscription revenue for sales through resellers or other indirect sales channels. Subscription revenue from these sales is generally recognized upon sell‑through to an end user customer. Subscription revenue from these sales does not commence until cash is collected where payments to us are believed to be contingent upon payment by the end user to the reseller.
Deferred revenue
Deferred revenue consists of amounts billed to or collected from customers under a binding agreement provided delivery of the related subscription and services has commenced.
Stock‑Based Compensation
We recognize stock‑based compensation expense for all stock‑based payments. Employee stock‑based compensation cost is estimated at the grant date based on the fair value of the equity for financial reporting purposes and is recognized as expense over the requisite service period. Fair value of our common stock for financial reporting purposes is determined considering numerous objective and subjective factors and requires judgment to determine the fair value of common stock for financial reporting purposes as of the date of each equity grant or modification. These objective and subjective factors include, but are not limited to:

•	relevant precedent transactions involving our capital stock;

•	contemporaneous valuations performed by third party specialists;

•	rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	actual operating and financial performance;

•	current business conditions and financial projections;

•	likelihood of achieving a liquidity event, such as an initial public offering or a sale of our business;

•	the lack of marketability of our common stock, and the illiquidity of stock‑based awards involving securities in a private company;

•	recent secondary stock sales;

•	market multiples of comparable publicly‑traded companies;

•	stage of development;

•	industry information such as market size and growth; and

•	U.S. and global capital market and macroeconomic conditions.
We have elected to calculate the fair value of options based on the Black‑Scholes option‑pricing model. The Black‑Scholes model requires the use of various assumptions including expected option life and expected stock price volatility. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the award. We estimate the options’ volatility using volatilities of a group of public companies in a comparable industry, stage of life cycle, and size. The interest rate is derived from government bonds with a similar term as the options’ expected lives. We have not declared nor do we expect to declare dividends. Therefore, there is no dividend impact on the valuation of options. We are using the straight‑line (single‑option) method for employee expense attribution for stock options.
We have granted RSUs to our employees and members of our board of directors under the 2008 Equity Incentive Plan, or the 2008 Plan. The employee RSUs vest upon the satisfaction of both a service‑based condition and a liquidity event‑related performance condition. The service‑based condition for the majority of these awards is generally satisfied pro‑rata over four years. The liquidity event‑related performance condition is satisfied upon the occurrence of a qualifying liquidity event, such as the effective date of an IPO, or six months following the effective date of an IPO. During the quarter ended April 30, 2017, the majority of RSUs were modified such that the liquidity event‑related performance condition is satisfied upon the effective date of an IPO, rather than six months following an IPO. The modification established a new measurement date for these modified RSUs. The liquidity event‑related performance condition is viewed as a performance‑based criterion for which the achievement of such liquidity event is not deemed probable for accounting purposes until the event occurs. The liquidity event‑related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million attributable to service prior to such effective date. Shares subject to RSUs in which the liquidity event-related performance condition was satisfied upon the effective date of the IPO will be issued on a date to be determined by the board of directors that will be after the second full trading day following the release of earnings by us for the second quarter of fiscal 2018 to the extent the service‑based condition has been met.
Stock‑based compensation expense is also recorded when a holder of an economic interest in Cloudera purchases shares from an employee for an amount in excess of the fair value of the common stock at the time of the purchase. We recognize any excess value transferred in these transactions as stock‑based compensation expense in the consolidated statement of operations.

Options and other equity awards granted to non‑employees are accounted for at their estimated fair value using the Black‑Scholes method. These awards are subject to periodic re‑measurement over the period during which services are rendered. Stock‑based compensation expense is recognized over the vesting period on a straight‑line basis.
Net Loss Per Share Attributable to Common Stockholders
We follow the two‑class method when computing net loss per common share as we issue shares that meet the definition of participating securities. The two‑class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Our redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but does not contractually require the holders of such shares to participate in our losses. For periods in which we have reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to retain the ability to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting, or ASU 2016‑09, which simplifies the accounting and reporting of share‑based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified and provides the election to eliminate the estimate for forfeitures. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance. We have early adopted this standard in the first quarter of fiscal 2018. As a result of this adoption, we have elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASU 2014‑09, which amended the existing FASB Accounting Standards Codification. ASU 2014‑09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted, but may not be adopted by us any earlier than February 1, 2017.

We are currently in the process of assessing the adoption methodology, which allows ASU 2014‑09 to be applied either retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third‑party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
We are also currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements. We are in the initial stages of our evaluation of the impact of ASU 2014‑09 on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to engaging third party service providers to assist in the evaluation. While we continue to assess all potential impacts under ASU 2014‑09, there is the potential for significant impacts to the timing of our revenue recognition and contract acquisition costs, such as sales commissions. Accounting for certain sales commissions under ASU 2014‑09 is different than our current accounting policy which is to expense sales commissions as incurred whereas such costs will be deferred and amortized under ASU 2014‑09. Additionally, we preliminarily believe that the amortization period for such deferred commission costs will be longer than the contract term, as ASU 2014‑09 requires entities to determine whether the costs relate to specific anticipated contracts.
While we continue to assess the potential impacts of ASU 2014‑09, including the areas described above, and anticipate ASU 2014‑09 could have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate the quantitative impact on our financial statements at this time.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This standard is effective for all entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
3.    Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of April 30, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:(1)
Money market funds	$18,574	$—	$—	$18,574
Commercial paper	8,989	—	—	8,989
Marketable securities:
U.S. agency obligations	3,194	—	—	3,194
Asset-backed securities	24,730	2	(12)	24,720
Corporate notes and obligations	108,816	16	(109)	108,723
Commercial paper	25,417	4	(1)	25,420
Municipal securities	16,115	1	(6)	16,110
Certificates of deposit	25,150	11	(2)	25,159
U.S. treasury securities	4,993	—	—	4,993
Total cash equivalents and marketable securities	$235,978	$34	$(130)	$235,882
___________

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of April 30, 2017.

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:(1)
Money market funds	$49,390	$—	$—	$49,390
U.S. agency obligations	3,249	—	—	3,249
Corporate notes and obligations	2,050	—	—	2,050
Commercial paper	3,998	—	—	3,998
Marketable securities:
Asset-backed securities	39,281	—	(17)	39,264
Corporate notes and obligations	105,698	5	(116)	105,587
Municipal securities	16,128	—	(23)	16,105
Certificate of deposit	15,500	20	—	15,520
U.S. treasury securities	5,004	—	—	5,004
Total cash equivalents and marketable securities	$240,298	$25	$(156)	$240,167

Maturities of our noncurrent marketable securities generally range from 1 to 4 years at both April 30, 2017 and January 31, 2017.
No marketable securities held as of April 30, 2017 or January 31, 2017 had been in a continuous unrealized loss position for more than twelve months. The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $20,000 as of April 30, 2017 and less than $1,000 to $26,000 as of January 31, 2017. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of April 30, 2017 and January 31, 2017. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income, net on the consolidated statement of operations and were not material for the three months ended April 30, 2017 and 2016.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for the three months ended April 30, 2017 and 2016.
4.    Fair Value Measurement
Our financial assets and liabilities consist principally of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, and accounts payable. We measure and record certain financial assets and liabilities at fair value on a recurring basis. The estimated fair value of accounts receivable and accounts payable approximates their carrying value due to their short‑term nature. Cash equivalents, marketable securities and restricted cash are recorded at estimated fair value.

All of our cash equivalents and marketable securities are classified within Level 1 or Level 2 because the cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.
We follow a three‑level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2
Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3
Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of April 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,574	$—	$—	$18,574
Commercial paper	—	8,989	—	8,989
Marketable securities:
U.S. agency obligations	—	3,194	—	3,194
Asset-backed securities	—	24,720	—	24,720
Corporate notes and obligations	—	108,723	—	108,723
Commercial paper	—	25,420	—	25,420
Municipal securities	—	16,110	—	16,110
Certificates of deposit		25,159		25,159
U.S. treasury securities	—	4,993	—	4,993
Restricted cash:
Money market funds	15,448	—	—	15,448
Total financial assets	$34,022	$217,308	$—	$251,330

The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of January 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$49,390	$—	$—	$49,390
U.S. agency obligations	—	3,249	—	3,249
Corporate notes and obligations	—	2,050	—	2,050
Commercial paper	—	3,998	—	3,998
Marketable securities:
Asset-backed securities	—	39,264	—	39,264
Corporate notes and obligations	—	105,587	—	105,587
Municipal securities	—	16,105	—	16,105
Certificate of deposit	—	15,520	—	15,520
U.S. treasury securities	—	5,004	—	5,004
Restricted cash:
Money market funds	15,446	—	—	15,446
Total financial assets	$64,836	$190,777	$—	$255,613
We value our Level 1 assets using quoted prices in active markets for identical instruments. We value our Level 2 assets with the help of a third‑party pricing service using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or pricing models such as discounted cash flow techniques. We use such pricing data as the primary input, to which we have not made any material adjustments during the periods presented, to make our determination and assessments as to the ultimate valuation of these assets.
There were no transfers into or out of Level 1, Level 2 or Level 3 for the three months ended April 30, 2017 and 2016.
5.    Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	April 30, 2017	January 31, 2017
Computer equipment and software	$17,996	$17,981
Office furniture and equipment	4,406	4,350
Leasehold improvements	8,398	8,468
Construction in progress	209	—
Property and equipment, gross	31,009	30,799
Less: accumulated depreciation and amortization	(20,392)	(17,695)
Property and equipment, net	$10,617	$13,104
Depreciation expense was $2.7 million and $1.5 million for the three months ended April 30, 2017 and 2016, respectively.

Intangible Assets
Intangible assets consisted of the following as of April 30, 2017 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$10,155	$(5,055)	$5,100	2.7
Customer relationships and other acquired intangible assets	6,125	(5,118)	1,007	0.6
Total	$16,280	$(10,173)	$6,107	2.4
Intangible assets consisted of the following as of January 31, 2017 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$10,155	$(4,548)	$5,607	2.9
Customer relationships and other acquired intangible assets	6,125	(4,681)	1,444	0.8
Total	$16,280	$(9,229)	$7,051	2.5
Amortization expense for intangible assets was $0.9 million for the three months ended April 30, 2017 and 2016, respectively.

The expected future amortization expense of these intangible assets as of April 30, 2017 is as follows (in thousands, by fiscal year):

Remaining nine months of fiscal 2018	$2,531
2019	2,031
2020	1,140
2021	347
2022	58
Total intangible assets, net	$6,107
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	April 30, 2017	January 31, 2017
Accrued salaries and benefits	$2,746	$2,330
Accrued bonuses	5,879	15,338
Accrued commissions	5,929	11,856
Accrued compensation-related taxes and other	6,155	3,852
Total accrued compensation	$20,709	$33,376

Other Accrued Liabilities
Other accrued liabilities consists of the following (in thousands):

	As of
	April 30, 2017	January 31, 2017
Accrued taxes	$1,367	$1,585
Deferred real estate costs	86	47
Accrued professional costs	2,422	2,147
Customer deposits	172	301
Deferred sublease income	1,266	861
Accrued self-insurance costs	858	746
Other	6,617	4,231
Total other accrued liabilities	$12,788	$9,918
Other includes amounts owed to third‑party vendors that provide marketing, corporate event planning and cloud‑computing services.
6.    Commitments and Contingencies
Letters of Credit
As of both April 30, 2017 and January 31, 2017, we had a total of $16.8 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Operating Leases
We lease facilities space under non‑cancelable operating leases with various expiration dates. Future minimum lease payments and sublease proceeds under non-cancelable operating leases at April 30, 2017 are as follows (in thousands, by fiscal year):

	Minimum Lease Payments	Sublease Rental Proceeds	Net Minimum Lease Payments
Remaining nine months of fiscal 2018	$9,472	(5,361)	4,111
2019	28,319	(13,295)	15,024
2020	28,673	(13,693)	14,980
2021	28,671	(14,101)	14,570
2022	25,705	(10,861)	14,844
2023 and thereafter	142,966	(4,278)	138,688
Total	$263,806	$(61,589)	$202,217
On February 8, 2017, we entered into a new sublease agreement to sublet office space in Palo Alto, California. The sublease has a 45 month term commencing in the third quarter of fiscal 2018. Rental proceeds committed under this sublease are reflected above in the amounts of $1.6 million in fiscal 2018, $4.0 million in fiscal 2019, $4.1 million in fiscal 2020, $4.3 million in fiscal 2021 and $0.7 million in fiscal 2022.
Rental expense related to our non‑cancelable operating leases was approximately $2.4 million and $1.9 million for the three months ended April 30, 2017 and 2016, respectively.

Deferred rent
We account for operating leases containing predetermined fixed increases of the base rental rate during the lease term on a straight‑line basis over the lease term. We recorded the difference between amounts charged to operations and amounts payable under our operating leases as deferred rent in the consolidated balance sheets.
Indemnification
From time to time, we enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities and other claims arising from our use of the applicable premises, (ii) our bylaws, under which we must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (iii) contracts under which we must indemnify directors and certain officers for liabilities arising out of their relationship, (iv) contracts under which we may be required to indemnify customers or partners against certain claims, including claims from third parties asserting, among other things, infringement of their intellectual property rights, and (v) procurement, consulting, or license agreements under which we may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to the supplied products, technology or services. From time to time, we may receive indemnification claims under these contracts in the normal course of business. In addition, under these contracts we may have to modify the accused infringing intellectual property and/or refund amounts received.
In the event that one or more of these matters were to result in a claim against us, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition. It is not possible to determine the maximum potential amount under these contracts due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors.
To date, we have not incurred any material costs, and have not accrued any liabilities in the consolidated financial statements as a result of these provisions.
Contingencies
In the ordinary course of business, we are or may be involved in a variety of litigation matters, suits, investigations, and proceedings, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these litigation matters can have an adverse impact on us because of defense costs, diversion of management resources, harm to reputation, and other factors. In addition, it is possible that an unfavorable resolution of one or more such litigation matters could, in the future, materially and adversely affect our financial position, results of operations, and cash flows in a particular period or subject us to an injunction that could seriously harm its business.
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to our outstanding legal matters management believes that the amount or estimable range of possible loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition including in a particular reporting period, could be materially adversely affected.

7.    Redeemable Convertible Preferred Stock
The authorized, issued, and outstanding shares of redeemable convertible preferred stock as of April 30, 2017 and January 31, 2017 are as follows (in thousands, except shares):

	Shares Authorized, Issued and Outstanding	Aggregate Liquidation Preference	Net Carrying Value
Series A	12,936,594	$5,000	$4,909
Series B	12,314,006	6,000	5,945
Series C	8,951,868	24,000	23,899
Series D	8,965,178	40,000	39,902
Series E	8,756,093	65,000	64,891
Series F	10,989,008	160,000	155,039
Series F-1	11,994,668	370,875	363,102
	74,907,415	$670,875	$657,687
Immediately prior to the closing of the IPO on May 3, 2017, all shares of our outstanding redeemable convertible preferred stock automatically converted into an aggregate of 74.9 million shares of common stock.
8.    Common Stock
In March 2017 and April 2017, our board of directors and stockholders, respectively, approved an increase to our authorized common stock. At April 30, 2017 there were 270,000,000 shares of common stock, par value $0.00005, authorized and 38,821,822 shares of common stock issue and outstanding. The number of shares of common stock issued and outstanding at April 30, 2017 excludes 4,584,312 shares of common stock subject to RSUs that vested in the first quarter of fiscal 2018 upon the effective date of our IPO and will be issued on a date to be determined by our board of directors that will be on or after the second trading day following the release of earnings by us for the second quarter of fiscal 2018. At January 31, 2017 there were 160,000,000 shares of common stock, par value $0.00005, authorized and 38,156,688 shares of common stock issue and outstanding.
9.    Stock Option Plans
We maintain two share-based compensation plans: the 2017 Equity Incentive Plan, or 2017 Plan, and the 2008 Equity Incentive Plan, or 2008 Plan and collectively with the 2017 Plan, the Stock Plans. In March 2017, our board of directors adopted our 2017 Plan, which our stockholders approved in March 2017. The 2017 Plan became effective on April 27, 2017, the effective date of our IPO, and will serve as the successor to our 2008 Equity Incentive Plan. We do not expect to grant any additional awards under the 2008 Plan as of the effective date of the 2017 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
In March 2017, we increased the number of shares of common stock reserved for grant under the 2008 Plan by 2,000,000 shares.
In March 2017 we adopted the 2017 Plan with a reserve of 30,000,000 shares of our common stock for issuance under our 2017 Plan, plus an additional number of shares of common stock equal to any shares reserved but not issued or subject to outstanding awards under our 2008 Plan on the effective date of our 2017 Plan, plus, on and after the effective date of our 2017 Equity Incentive Plan, (i) shares that are subject to outstanding awards under the 2008 Equity Incentive Plan which cease to be subject to such awards, (ii) shares issued under the 2008 Equity Incentive Plan which are forfeited or repurchased at their original issue price, and (iii) shares subject to awards under the 2008 Equity Incentive Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. The number of shares reserved for issuance under our 2017 Equity Incentive Plan will increase automatically on the first day of February of each calendar year during the term of the plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares our common stock as of the immediately preceding January 31st or (ii) a number of shares determined by our board of directors.
As of April 30, 2017 and January 31, 2017, 98,577,136 and 66,577,136, respectively, shares of common stock were reserved under the Stock Plans for the grant of incentive and nonqualified stock options, restricted stock purchases, awards and units and stock appreciation rights to employees, directors, consultants and other service providers.
The Stock Plans provide for stock options to be granted at an exercise price not less than 100% of the fair market value at the grant date as determined by the board of directors, unless, with respect to incentive stock options, the optionee is a 10% stockholder, in which case the option price will not be less than 110% of such fair market value. Options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a 4 year period, with 25% vesting after 1 year and then ratably on a monthly basis for the remaining 3 years.
The following tables summarize stock option activity and related information under the Stock Plans:

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance — January 31, 2017	23,239,679	$4.67	6.0	$319,016
Granted	9,000	17.85	—	—
Exercised	(627,769)	2.36	—	—
Canceled	(88,697)	10.44	—	—
Balance — April 30, 2017	22,532,213	$4.72	5.8	$302,525
The total intrinsic value of options exercised during the three months ended April 30, 2017 and 2016 was $7.5 million and $5.9 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to option exercises has been recognized.
The weighted‑average grant‑date value for purposes of recognizing stock‑based compensation expense of employee options granted during the three months ended April 30, 2017 and 2016 was $5.63 and $11.30 per share for, respectively.
The unamortized stock‑based compensation expense for options of $22.7 million at April 30, 2017 will be recognized over the average remaining vesting period of 1.5 years.
We issue RSUs to employees and directors under the Stock Plans. For new employee grants, the RSUs generally meet the service‑based condition over a four year period, with 25% meeting after one year and then ratably on a quarterly basis for the remaining three years. For continuing employee grants, the RSUs generally meet the service‑based condition pro‑rata quarterly over the four‑year period (without a one‑year cliff).
The employee RSUs issued prior to our IPO under the 2008 Plan have two vesting conditions: (1) a service‑based condition and (2) a liquidity event‑related performance condition which is considered a performance‑based condition. On March 8, 2017, our board of directors modified the terms of the majority of our RSUs. Prior to the modification, if the the liquidity event‑related performance condition was an IPO, employees were required to continue to provide service six months following the effective date of an IPO. The modification removed the requirement, for the majority of RSUs, that the RSU recipient must continue to provide service for six months following the effective date of an IPO in order to vest in the award, with such shares to be issued on a date to be determined by the board of directors that will be after the second full trading day following the release of earnings by us for the second quarter of fiscal 2018. All other significant terms of the RSUs remained unchanged. The modification established a new measurement date for these modified RSUs.
The liquidity event‑related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million attributable to service prior to such effective date.
Restricted stock activity for our Stock Plans is as follows:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance —January 31, 2017	21,374,022	$22.36
Granted	2,155,220	14.00
Canceled	(279,782)	16.61
Vested and converted to shares	(37,365)	21.99
Balance —April 30, 2017	23,212,095	$14.93
The unamortized stock‑based compensation expense for RSUs of $164.6 million at April 30, 2017 will be recognized over the average remaining vesting period of 1.5 years. The number of RSUs outstanding at April 30, 2017 in the table above includes 4,584,312 shares of common stock subject to RSUs that vested in the first quarter of fiscal 2018 upon the effective date of our IPO and will be issued on a date to be determined by our board of directors that will be on or after the second trading day following the release of earnings by us for the second quarter of fiscal 2018.
2017 Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan, or ESPP. The ESPP became effective on April 27, 2017, the effective date of our IPO. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. Purchases will be accomplished through participation in discrete offering periods. The first offering period and purchase period began on April 27, 2017 and will end on December 20, 2017 (or such other date determined by our board of directors or our compensation committee). Each subsequent offering period will be for six months (commencing each June 21 and December 21) and will consist of one six‑month purchase period, unless otherwise determined by our board of directors or our compensation committee.
Under our ESPP, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Our employees generally are eligible to participate in our 2017 Employee Stock Purchase Plan if they are employed by us for at least 20 hours per week and more than five months in a calendar year. Employees who are 5% stockholders, or would become 5% stockholders as a result of their participation in our 2017 Employee Stock Purchase Plan, are ineligible to participate in our 2017 Employee Stock Purchase Plan. We may impose additional restrictions on eligibility. Our eligible employees are able to select a rate of payroll deduction between 1% and 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. No participant has the right to purchase shares of our common stock in an amount, when aggregated with purchase rights under all our employee stock purchase plans that are also in effect in the same calendar year(s), that has a fair market value of more than $25,000, determined as of the first day of the applicable purchase period, for each calendar year in which that right is outstanding. In addition, no participant is permitted to purchase more than 2,500 shares during any one purchase period or such lesser amount determined by our compensation committee or our board of directors. Once an employee is enrolled in our 2017 Employee Stock Purchase Plan, participation will be automatic in subsequent offering periods. An employee’s participation automatically ends upon termination of employment for any reason.
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our 2017 ESPP will increase automatically on February 1st of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of either 1% of the total outstanding shares of our common stock as of the immediately preceding January 31st (rounded to the nearest whole share) or a number of shares of our common stock. There was no activity as of April 30, 2017 as the first offering period will end on December 20, 2017.
10.    Income taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the three months ended April 30, 2017, our tax provision was $0.7 million, compared to $0.5 million for the same period a year ago. The tax provision for the three months ended April 30, 2017 primarily relates to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a full valuation allowance against our U.S. deferred tax assets.
11.    Related Party Transactions
Intel Corporation
We have been engaged in commercial transactions with Intel Corporation, a holder of our common stock and preferred stock, representing approximately 22% of outstanding shares as of April 30, 2017, with the right to designate a person that the board of directors must nominate for election, or nominate for re-election, to our board of directors, including a multi‑year subscription and services agreement, and a collaboration and optimization agreement. The aggregate revenue we recognized from this customer was $2.3 million and $1.6 million for the three months ended April 30, 2017 and 2016, respectively. There was $3.0 million and $2.3 million in accounts receivable due from this customer as of April 30, 2017 and January 31, 2017, respectively. There was $2.8 million and $2.1 million in deferred revenue as of April 30, 2017 and January 31, 2017, respectively.
Cloudera Foundation
In January 2017, the Cloudera Foundation, an independent non‑profit organization, was created to provide our products, skills and people, to important social problems around the world. We donated 1,175,063 shares of common stock to the Cloudera Foundation during the fourth quarter of fiscal 2017. In conjunction with the IPO, we donated $2.4 million, or 1% of the net proceeds, to fund the Cloudera Foundation activities. We do not control the Cloudera Foundation’s activities, and accordingly, we do not consolidate the financial statements of the Cloudera Foundation.
Other related parties
Certain members of our board of directors currently serve on the board of directors or as an executive of two companies that are customers of ours. The aggregate revenue we recognized from these customers was $1.6 million and $0.9 million for the three months ended April 30, 2017 and 2016, respectively. There was $1.2 million and $4.5 million in accounts receivable due from these customers as of April 30, 2017 and January 31, 2017, respectively. There was $5.2 million and $5.5 million in deferred revenue as of April 30, 2017 and January 31, 2017, respectively.
12.    Segment Information
The results of the reportable segments are derived directly from our management reporting system and are based on our methods of internal reporting which are not necessarily in conformity with GAAP. Management measures the performance of each segment based on several metrics, including contribution margin, as defined below. Management does not use asset information to assess performance and make decisions regarding allocation of resources. Therefore, depreciation and amortization expense is not allocated among segments.
Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Segment contribution margin includes segment revenue less the related cost of sales excluding certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock‑based compensation expense, amortization of acquired intangible assets, direct sales and marketing costs, research and development costs, corporate general and administrative costs, such as legal and accounting, interest income, interest expense, and other income (expense).
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Revenue:
Subscription	$64,671	$40,672
Services	14,925	15,813
Total revenue	$79,596	$56,485

	Three Months Ended April 30,
	2017	2016
Contribution margin:
Subscription	$54,413	$32,110
Services	1,622	4,603
Total segment contribution margin	$56,035	$36,713
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Segment contribution margin	$56,035	$36,713
Amortization of acquired intangible assets	(944)	(885)
Stock-based compensation expense	(191,082)	(5,663)
Corporate costs, such as research and development, corporate general and administrative and other	(86,349)	(73,681)
Loss from operations	$(222,340)	$(43,516)
Sales outside of the United States represented approximately 26%, and 25% of our total revenue for the three months ended April 30, 2017 and 2016, respectively. All revenues from external customers are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of both April 30, 2017 and January 31, 2017, assets located outside the United States were 3% of total assets, respectively.

13.    Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended April 30,
	2017	2016
Numerator:
Net loss	$(222,319)	$(43,113)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	38,487,424	35,920,537
Net loss per share, basic and diluted	$(5.78)	$(1.20)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti‑dilutive:

	As of April 30,
	2017	2016
Redeemable convertible preferred stock on an as-if converted basis	74,907,415	74,907,415
Stock options to purchase common stock	22,532,213	24,385,279
Restricted stock units	18,582,856	13,484,336
Total	116,022,484	112,777,030
14.    Subsequent Events
On May 3, 2017, we completed our IPO in which we issued and sold 17.25 million shares of common stock, inclusive of the over-allotment, at a public offering price of $15.00 per share. We received net proceeds of $233.0 million after deducting underwriting discounts and commissions of $18.1 million, our cash donation to the Cloudera Foundation of $2.4 million and other estimated issuance costs of $5.3 million, of which $3.7 million were paid as of April 30, 2017 and therefore are not included in the pro forma adjustment to cash below. Immediately prior to the closing of the IPO, all shares of our redeemable convertible preferred stock automatically converted into an aggregate of 74.9 million shares of common stock.
The pro forma balance sheet data in the table below reflects the sale of common stock, including the underwriter’s exercise of their option to purchase additional shares of our common stock, after deducting the underwriting discounts and commissions, our donation to the Cloudera Foundation and our estimated offering expenses. In addition, the pro forma balance sheet reflects the automatic conversion of all of our outstanding shares of redeemable convertible preferred stock into shares of our common stock, which occurred immediately prior to the completion of our IPO on May 3, 2017.

	Historical as of	Pro Forma	Pro forma as of
	April 30, 2017	Adjustments	April 30, 2017
	(in thousands)
ASSETS
Total current assets	$288,348	$236,667	$525,015
Total long-term assets	108,778	(4,893)	103,885
TOTAL ASSETS	397,126	231,774	628,900
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
TOTAL LIABILITIES	252,907	(1,190)	251,717
Redeemable convertible preferred stock	657,687	(657,687)	—
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock	2	4	6
Additional paid-in capital	385,359	893,000	1,278,359
Accumulated other comprehensive loss	(513)	—	(513)
Accumulated deficit	(898,316)	(2,353)	(900,669)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(513,468)	890,651	377,183
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$397,126	$231,774	$628,900

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our our final prospectus dated as of April 27, 2017 and filed with the SEC on April 28, 2017. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.Our fiscal year end is January 31, and references throughout this Quarterly Report on Form 10-Q to a given fiscal year are to the twelve months ended on that date.
Overview
Cloudera empowers organizations to become data‑driven enterprises in the newly hyperconnected world. We have developed the leading modern platform for data management, machine learning and advanced analytics.  We have achieved this position through extensive collaboration with the global open source community, continuous innovation in data management technologies and by leveraging the latest advances in infrastructure including the public cloud for “big data” applications. Our pioneering hybrid open source software (HOSS) model incorporates the best of open source with our robust proprietary software to form an enterprise‑grade platform. This platform delivers an integrated suite of capabilities for data management, machine learning and advanced analytics, affording customers an agile, scalable and cost‑effective solution for transforming their businesses. Offered on a subscription basis, our platform enables organizations to use vast amounts of data from a variety of sources, including the Internet of Things (IoT), to better serve and market to their customers, design connected products and services and reduce risk through greater insight from data.
We generate revenue primarily from sales of our term‑based subscriptions of our platform generally on a per node basis, whether deployed on‑premises or in the cloud. We also offer consumption‑based pricing for cloud‑based deployments. We also generate revenue from professional services and training.
We market and sell our platform to a broad range of organizations, although we focus our selling efforts on the largest 8,000 corporate enterprises globally (Global 8000) as well as large public sector organizations. We target these organizations because they capture and manage the vast majority of the world’s data and operate highly complex IT environments. We market our platform primarily through a direct sales force while benefiting from business driven by our ecosystem of technology partners, resellers, OEMs, MSPs, independent software vendors and systems integrators. Our total number of Global 8000 customers grew to 510 as of April 30, 2017 from 495 as of January 31, 2017.
We compile our Global 8000 list based upon the FORBES Global 2000 ranking of the top 2000 global enterprises as determined by FORBES. The remainder of our Global 8000 list is based on entities listed in Data.com as having the highest annual revenue, excluding those that are already listed in the FORBES Global 2000. For purposes of customer count, we define a customer as an entity with a unique FORBES Global 2000 or Data.com identifier and quarterly subscription revenue as of the measurement date. We update our list of Global 8000 customers periodically. Our customer count is subject to adjustments for acquisitions, spin‑offs and other market activity and previously disclosed numbers of customers are restated to allow for comparability. While we do not typically count multiple entities within a given Global 8000 customer as a new customer, we do make exceptions for holding companies and other organizations for which the FORBES Global 2000 or Data.com identifier in our judgment does not accurately represent the Cloudera customer.
We have a broad customer base that spans industries and geographies. For the three months ended April 30, 2017 and 2016, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 26%, and 25% of our total revenue for the three months ended April 30, 2017 and 2016, respectively.
Our business model is based on a “land and expand” strategy designed to use the initial sale as a foothold to increase revenue per customer by increasing the amount of data and number of use cases each customer runs through our platform. After an initial purchase of our platform, we work with our customers to identify new use cases that can be developed on or moved to our platform, ultimately increasing the amount of data managed on our platform as well as the number and size of our platform deployments.
To further illustrate the economics of our customer relationships, we have provided an analysis of our net expansion rate. Our quarterly net subscription revenue expansion rate equals:

•	the subscription revenue in a given quarter from end user customers that had subscription revenue in the same quarter of the prior year, divided by

•	the subscription revenue attributable to that same group of customers in that prior quarter.
Our net expansion rate equals the simple arithmetic average of our quarterly net subscription revenue expansion rate for the four quarters ending with the most recently completed fiscal quarter. We have excluded Intel from our calculation of net expansion rate, as it is a related party. Our net expansion rate for the period ended April 30, 2017 was 142% as compared to 134% for the same period a year ago.
Components of Results of Operations
Revenue
We generate revenue primarily from the sale of subscriptions for our platform that our customers deploy either on‑premises or in the cloud, as well as the sale of services. Subscription revenue relates to term (or time‑based) subscriptions to our platform, which includes both open source and proprietary software. Our subscription arrangements are typically one to three years in length and we recognize subscription revenue ratably over the term of the subscription period. Our subscription includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. Services revenue relates to professional services for the implementation and use of our subscriptions, customer training and education services, and related reimbursable travel costs.
Cost of Revenue
Cost of revenue for subscriptions primarily consists of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Cost of revenue for services primarily consists of personnel costs including salaries, bonuses, benefits and stock‑based compensation, fees to subcontractors associated with service contracts, travel costs and allocated shared costs (including rent and information technology). We expect cost of revenue to increase in absolute dollars for the foreseeable future as we continue to obtain new customers and expand our relationship with existing customers. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the three months ended April 30, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.

Operating Expenses
Research and Development.  Research and development expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our research and development employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology. We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to enhance and add new technologies, features and functionality to our subscriptions. We also expect allocated shared costs to increase in the periods following the commencement of the lease for our new headquarters in Palo Alto in July 2017. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the three months ended April 30, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales‑based incentives, benefits and stock‑based compensation for our sales and marketing employees. In addition, sales and marketing expenses also includes costs for advertising, promotional events, corporate communications, product marketing and other brand‑building activities, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Sales‑based incentives are expensed as incurred. We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in selling and marketing activities to attract new customers and expand our relationship with existing customers. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the three months ended April 30, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third‑party professional services, including consulting, legal and accounting services and other corporate expenses, and allocated shared costs (including rent and information technology). We expect our general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with becoming a public company. We also expect allocated shared costs to increase in the periods following the commencement of the lease for our new headquarters in Palo Alto in July 2017. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the three months ended April 30, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs .
Interest Income, net
Interest income primarily relates to amounts earned on our cash and cash equivalents and marketable securities.
Other Income, net
Other income, net primarily relates to foreign currency transactions, realized gains and losses on our marketable securities, and other non‑operating gains or losses.
Provision for Income Taxes
Provision for income taxes primarily consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Significant Impacts of Stock‑based Compensation Expense
We have granted RSUs to our employees and members of our board of directors under our 2008 Equity Incentive Plan, or the 2008 Plan. The employee RSUs vest upon the satisfaction of both a service‑based condition and a liquidity event‑related performance condition. The service‑based vesting condition for these awards is generally satisfied pro‑rata over four years. The liquidity event‑related performance vesting condition is satisfied upon the occurrence of a qualifying event, such as the effective date of an IPO, or six months following the effective date of an IPO.
The liquidity event‑related performance condition was achieved for the majority of our RSUs and probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million attributable to service prior to such effective date. The shares will be issued on a date to be determined by the board of directors that will be on or after the second trading day following the release of earnings by us for the second quarter of fiscal 2018.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Revenue:
Subscription	$64,671	$40,672
Services	14,925	15,813
Total revenue	79,596	56,485
Cost of revenue:(1) (2)
Subscription	26,472	9,351
Services	33,640	11,684
Total cost of revenue	60,112	21,035
Gross profit	19,484	35,450
Operating expenses:(1) (2)
Research and development	95,831	24,515
Sales and marketing	110,443	46,142
General and administrative	35,550	8,309
Total operating expenses	241,824	78,966
Loss from operations	(222,340)	(43,516)
Interest income, net	649	740
Other income, net	22	163
Net loss before provision for income taxes	(221,669)	(42,613)
Provision for income taxes	(650)	(500)
Net loss	$(222,319)	$(43,113)

___________

(1)	Amounts include stock‑based compensation expense as follows:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Cost of revenue – subscription	$15,700	$334
Cost of revenue – services	20,337	474
Research and development	67,901	1,555
Sales and marketing	60,541	1,559
General and administrative	26,603	1,741
Total stock‑based compensation expense	$191,082	$5,663

(2)	Amounts include amortization of acquired intangible assets as follows:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Cost of revenue – subscription	$514	$455
Sales and marketing	430	430
Total amortization of acquired intangible assets	$944	$885

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended April 30,
	2017	2016
Revenue:
Subscription	81%	72%
Services	19	28
Total revenue	100	100
Cost of revenue(1) (2):
Subscription	33	16
Services	43	21
Total cost of revenue	76	37
Gross margin	24	63
Operating expenses(1) (2):
Research and development	120	43
Sales and marketing	139	82
General and administrative	44	15
Total operating expenses	303	140
Loss from operations	(279)	(77)
Interest income, net	1	1
Other income, net	—	—
Net loss before provision for income taxes	(278)	(76)
Provision for income taxes	(1)	(1)
Net loss	(279)%	(77)%
___________

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Three Months Ended April 30,
	2017	2016
Cost of revenue – subscription	20%	—%
Cost of revenue – services	26	1
Research and development	85	3
Sales and marketing	76	3
General and administrative	33	3
Total stock‑based compensation expense	240%	10%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Three Months Ended April 30,
	2017	2016
Cost of revenue – subscription	1%	1%
Sales and marketing	—	1
Total amortization of acquired intangible assets	1%	2%
Three Months Ended April 30, 2016 and 2017
Revenue

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$64,671	$40,672	$23,999	59%
Services	14,925	15,813	(888)	(6)%
Total revenue	$79,596	$56,485	$23,111	41%
As a percentage of total revenue:
Subscription	81%	72%
Services	19%	28%
Total revenue	100%	100%
The increase in subscription revenue was primarily attributable to volume driven increases in subscription sales to new and existing customers. Our net expansion rate for the period ended April 30, 2017 was 142% as compared to 134% for the same period a year ago.
Our services revenue decreased primarily due to our efforts to develop relationships with partners, system integrators and training vendors, resulting in a shift of the provision of such services to these partners. Customers benefit from the increased choice in partners, and we anticipate that our services revenue will continue to decrease as a percentage of total revenue in future periods.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$26,472	$9,351	$17,121	183%
Services	33,640	11,684	21,956	188%
Total cost of revenue	$60,112	$21,035	$39,077	186%
Gross profit	$19,484	$35,450	$(15,966)	(45)%
Gross margin:
Subscription	59%	77%
Services	(125)%	26%
Total gross margin	24%	63%
Cost of revenue, as a percentage of total revenue:
Subscription	33%	16%
Services	43%	21%
Total cost of revenue	76%	37%
The increase in cost of revenue for subscription was primarily due to an increase of $1.5 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers and an increase of $15.4 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Subscription gross margin declined from 77% to 59% in the three months ended April 30, 2017 as compared to the same period a year ago due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO. We expect subscription gross margin to decline in future fiscal 2018 periods, as compared to the same period in fiscal 2017, due to the recording of stock‑based compensation expense related to RSUs being probable of achieving their vesting condition, whereas achievement of vesting was not probable in fiscal 2017 and no stock‑based compensation expense was recorded for these RSUs, partially offset by improvement in economies of scale. Excluding the impact of stock‑based compensation expense, we expect subscription gross margin to continue to improve.
The increase in cost of revenue for services was primarily due to an increase of $1.7 million in salaries and benefits related to growth in employee headcount and an increase of $19.9 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Services gross margin declined from 26% to negative 125% in the three months ended April 30, 2017 as compared to the same period a year ago due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO. We expect services gross margin to decline in future fiscal 2018 periods, as compared to the same period in fiscal 2017, due to the recording of stock‑based compensation expense related to RSUs being probable of achieving their vesting condition, whereas achievement of vesting was not probable in fiscal 2017 and no stock‑based compensation expense was recorded for these RSUs, partially offset by increased utilization of chargeable consultants.

Operating Expenses

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$95,831	$24,515	$71,316	291%
Sales and marketing	110,443	46,142	$64,301	139%
General and administrative	35,550	8,309	$27,241	328%
Total operating expenses	$241,824	$78,966	$162,858	206%
Operating expenses, as a percentage of total revenue:
Research and development	120%	43%
Sales and marketing	139%	82%
General and administrative	44%	15%
Total operating expenses	303%	140%
Research and Development
The increase in research and development expenses was primarily due to an increase of $3.9 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount and an increase of $66.3 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Sales and Marketing
The increase in sales and marketing expenses was primarily due to an increase of $5.2 million in employee‑related costs including salaries, incentive‑based compensation, benefits and travel costs, associated with the growth in employee headcount to support our overall sales activities and an increase of $59.0 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
General and Administrative
The increase in general and administrative expenses was primarily due to an increase of $2.7 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount to support our overall expansion, and an increase of $24.9 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO, partially offset by a decrease of $0.5 million in costs for services from external vendors.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	(650)	(500)	$(150)	30%
Provision for income taxes increased primarily due to an increase in pre‑tax income in our foreign locations driven by our continued international expansion into new countries.

Seasonality
We have seasonal and end‑of‑quarter concentration of our sales, which impacts our ability to plan and manage cash flows and margins. Our sales vary by season with the fourth quarter typically being our largest. In addition, within each quarter, most sales occur in the last month of that quarter. See “Risk Factors—Our sales cycles can be long, unpredictable and vary seasonally, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.”
Liquidity and Capital Resources
As of April 30, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $259.9 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. To date, our principal sources of liquidity have been the net proceeds we received through private sales of equity securities, as well as payments received from customers for our subscriptions and services. On May 3, 2017, upon the closing of our IPO, we received net proceeds of $233.0 million after deducting underwriting discounts and commissions of $18.1 million, our donation to the Cloudera Foundation of $2.4 million and other estimated issuance costs of $5.3 million.
We believe our existing liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our net expansion rate, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our subscriptions and services and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, or at all, we may not be able to adequately fund our business plans and it could have a negative effect on our operating cash flows and financial condition.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$4,979	$(23,554)
Cash provided by (used in) investing activities	(27,427)	36,213
Cash provided by (used in) financing activities	(165)	829
Effect of exchange rate changes	1	238
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,612)	$13,726
Cash Provided by (Used in) Operating Activities
During the three months ended April 30, 2017, cash provided by operating activities was $5.0 million which was due to a net loss of $222.3 million offset by non‑cash adjustments of $195.3 million and a decrease from net change in operating assets and liabilities of $32.0 million. Non‑cash adjustments consisted of $3.6 million of depreciation and amortization, $191.1 million of stock‑based compensation, and $0.5 million in accretion and amortization of marketable securities. The net change in operating assets and liabilities was due to a decrease in deferred revenue of $4.4 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, a decrease in accounts payable and accrued expenses and other liabilities of $0.8 million due to timing of payments to vendors, a decrease in accrued compensation of $12.7 million due to the timing of bonus and incentive-based compensation payments, offset by a decrease in prepaid expenses and other assets of

$1.4 million and a decrease in accounts receivable of $48.5 million due to the timing of invoicing compared to the receipt of cash from customers.
During the three months ended April 30, 2016, cash used in operating activities was $23.6 million which was due to a net loss of $43.1 million partially offset by non‑cash adjustments of $8.9 million and a decrease from net change in operating assets and liabilities of $10.7 million. Non‑cash adjustments consisted of $2.4 million of depreciation and amortization, $5.7 million of stock‑based compensation and $0.8 million in accretion and amortization of marketable securities. The net change in operating assets and liabilities was due to an increase in deferred revenue of $3.1 million due to the receipt of cash from customers in advance of revenue recognition, a decrease in accounts payable and accrued expenses and other liabilities of $0.1 million due to growth in operations and timing of payments to vendors, a decrease in accrued compensation of $9.4 million due to the timing of bonus and incentive-based compensation payments, partially offset by a decrease in accounts receivable of $15.9 million due to the timing of invoicing compared to the receipt of cash from customers, and a decrease of $1.3 million in prepaid expenses and other assets.
Cash Provided by (Used in) Investing Activities
During the three months ended April 30, 2017, cash used in investing activities was $27.4 million which was due to purchases of marketable securities of $110.3 million and capital expenditures for the purchase of property and equipment of $0.2 million, offset by sales and maturities of marketable securities of $83.1 million.
During the three months ended April 30, 2016, cash provided by investing activities was $36.2 million which was due to sales and maturities of marketable securities of $84.1 million, offset by purchases of marketable securities of $40.0 million, cash used in business combinations, net of cash acquired, of $2.7 million, and purchases of property and equipment of $5.1 million.
Cash Provided by (Used in) Financing Activities
During the three months ended April 30, 2017, cash used in financing activities was $0.2 million which was due to payment of deferred offering costs of $1.6 million, offset by proceeds from the issuance of common stock upon exercise of stock options of $1.5 million.
During the three months ended April 30, 2016, cash provided by financing activities was $0.8 million which was due to net proceeds from the exercise of stock options.
Off‑Balance Sheet Arrangements
Through April 30, 2017, we have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 28, 2017.
Critical Accounting Policies and Estimates
 There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and estimates disclosed in the final prospectus for our IPO dated as of, and filed with the SEC on April 28, 2017, pursuant to Rule 424(b)(4) under the Securities Act.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these markets risks is described below.
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $259.9 million as of April 30, 2017, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $2.1 million.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non‑U.S. operations, the majority of our revenue and expenses are denominated in other currencies such as Euro, British Pound Sterling, Australian Dollar and Chinese Yuan. For the three months ended April 30, 2017, approximately 11% of our revenue and approximately 8% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the three months ended April 30, 2017, we recorded a loss on foreign exchange transactions of less than$0.1 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
 Changes in internal control over financial reporting.
Our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent limitation on the effectiveness of internal control.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to or act as an indemnitor to our customers or partners on various litigation matters, and we or our customers or partners are subject to claims that arise in the ordinary course of business. In addition, we or our customers or partners have received, and may in the future receive, various types of claims including potential claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, or our customers or partners on indemnity matters, by determining the scope, enforceability and validity of third‑party proprietary rights or to establish our proprietary rights. Further, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this prospectus, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
Risks Related to our Business
We have a history of losses, and we may not become profitable in the future.
We have incurred net losses since our founding in 2008, including net losses of $222.3 million and $187.3 million for the three months ended April 30, 2017 and the year ended January 31, 2017, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $898.3 million at April 30, 2017. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components under our hybrid open source software (HOSS) model, and continue to develop our platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
We expect to continue to make significant future expenditures related to the development and expansion of our business, including:

•	investments in our research and development team and in the development of new solutions and enhancements of our platform, including contributions to the open source data management ecosystem;

•	investments in sales and marketing, including expanding our sales force, increasing our customer base, increasing market awareness of our platform and development of new technologies;

•	expanding of our operations and infrastructure, including internationally;

•	hiring additional employees; and

•	incurring costs associated with general administration, including legal, accounting and other expenses related to being a public company.
As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Further, in future periods, our revenue growth rate could decline, and we may not be able to generate sufficient revenue to offset higher costs and achieve or sustain profitability. If we fail to achieve, sustain or increase profitability, our business and operating results could be adversely affected.
We have a short operating history, which makes it difficult to predict our future results of operations.
We have a short operating history, which limits our ability to forecast our future results of operations and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. We have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market reception of our platform and HOSS model, competition from other companies, attracting and retaining customers, hiring, integrating, training and retaining skilled personnel, developing new solutions and unforeseen expenses. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could be adversely affected.
If the market for our data management, machine learning and analytics platform develops more slowly than we expect, our growth may slow or stall, and our operating results could be harmed.
The market for a data management, machine learning and analytics platform is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our ability to penetrate the existing market for data management, machine learning and analytics platforms, as well as the continued growth and expansion of that market. It is difficult to predict customer adoption and renewals of our subscriptions, customer demand for our platform, the size, growth rate and expansion of this market, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing market for data management, machine learning and analytics platforms and any expansion of that market depends on a number of factors, including the cost, performance and perceived value associated with our platform, as well as potential customers’ willingness to adopt an alternative approach to data collection, storage and processing. If we or other data management providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for data management, machine learning and analytics platforms as a whole, including our solutions, may be negatively affected. Furthermore, many potential customers have made significant investments in legacy data collection, storage and processing software and may be unwilling to invest in new solutions. If data management, machine learning and analytics platforms do not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue and our business could be adversely affected.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for data management, machine learning and analytics platforms is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than us, as well as by new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.
Our main sources of current and potential competition fall into four categories:

•	legacy data management product providers such as HP, IBM, Oracle and Teradata;

•	public cloud providers who include proprietary data management, machine learning and analytics offerings, such as Amazon Web Services, Google Cloud Platform and Microsoft Azure;

•
strategic and technology partners who may also offer our competitors’ technology or otherwise partner with them, including our strategic partners who provide Partner Solutions (see “Business—Partners and Strategic Alliances”) as they may offer a substantially similar solution based on a competitor’s technology; and

•	open source companies, including Hortonworks and MapR, as well as internal IT organizations that provide open source self‑support for their enterprises.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition, longer operating histories and larger customer bases;

•	larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader, deeper or otherwise more established relationships with technology, channel and distribution partners and customers;

•	wider geographic presence or greater access to larger customer bases;

•	greater focus in specific geographies;

•	lower labor and research and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical and other resources to provide support, to make acquisitions and to develop and introduce new products.
In addition, some of our larger competitors have substantially broader and more diverse product and service offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins, product bundling or offering closed technology platforms such as IBM Watson. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of platform performance or features. As a result, even if the features of our platform are superior, customers may not purchase our solutions. These larger competitors often have broader product lines and market focus or greater resources and may therefore not be as susceptible to economic downturns or other significant reductions in capital spending by customers. If we are unable to sufficiently differentiate our solutions from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those solutions, which could adversely affect our business, operating results and financial condition.
In addition, new innovative start‑up companies, and larger companies that are making significant investments in research and development, may introduce products that have greater performance or functionality, are easier to implement or use, or incorporate technological advances that we have not yet developed or implemented or may invent similar or superior products and technologies that compete with our platform. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.
Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and gross margins and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid‑size software firms and consequently customers’ willingness to purchase from such firms.
We may not compete successfully against our current or potential competitors. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition and results of operations could be adversely affected. In addition, companies competing with us may have an entirely different pricing or distribution model. Increased competition could result in fewer customer orders, price reductions, reduced operating margins and loss of market share. Further, we may be required to make substantial additional investments in research, development, marketing and sales in order to respond to such competitive threats, and we cannot assure you that we will be able to compete successfully in the future.
Because of the characteristics of open source software, there may be fewer technology barriers to entry in the hybrid open source market by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with us.
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new software products based upon those open source programs that compete with existing open source software that we support and incorporate into our platform. Such competition with use of the open source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors with greater resources than ours to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our platform. In addition, some competitors make open source software available for free download and use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.
If our customers do not renew or expand their subscriptions, or if they renew on less favorable terms, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to sell renewals of subscriptions and expand the deployment of our platform with existing customers. While we generally offer subscriptions of up to three years in length, our customers typically purchase one-year subscriptions which generally do not provide for automatic renewal or a right to terminate the subscription early. Our customers may not renew or expand the use of their subscriptions after the expiration of their current subscription agreements. In addition, our customers may opt for a lower‑priced edition of our platform or decrease their usage of our platform. Our existing customers generally have no contractual obligation to expand or renew their subscriptions after the expiration of the committed subscription period and given our limited operating history, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and/or expansion pricing rates may decline or fluctuate as a result of factors, including, but not limited to, their satisfaction with our platform and our customer support, the frequency and severity of software and implementation errors, our platform’s reliability, the pricing of our subscriptions and services, or competing solutions or services, the effects of global economic conditions and their ability to continue their operations and spending levels. If our customers renew their subscriptions, they may renew for shorter contract lengths, less usage or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer subscription renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew or expand their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms or for less usage, our revenue may grow more slowly than expected or decline and our business could suffer.
Achieving renewal or expansion of subscriptions may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, the rate at which our customers expand the deployment of our platform depends on a number of factors, including general economic conditions, the functioning of our solutions, the ability of our field organization, together with our partner ecosystem, to assist our customers in identifying new use cases, modernizing their data architectures, and achieving success with data‑driven initiatives and our customers’ satisfaction with our customer support. If our efforts to expand penetration within our customers are not successful, our business may suffer.
Our sales cycles can be long, unpredictable and vary seasonally, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.
Our results of operations may fluctuate, in part, because of the resource‑intensive nature of our sales efforts, the length and variability of the sales cycle for our platform and the difficulty in making short‑term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions is generally four to nine months, but can vary substantially from customer to customer. Our sales cycle can extend to more than 18 months for some customers. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform, solutions and HOSS model. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also those of other companies. Some of our customers initially deploy our platform on a limited basis, with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial pre‑sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.
We have seasonal and end-of-quarter concentration of our sales, which impacts our ability to plan and manage cash flows and margins. Our sales vary by season with the fourth quarter typically being our largest. In addition, within each quarter, most sales occur in the last month of that quarter. Therefore, it is difficult to determine whether we are achieving our quarterly expectations until near the end of the quarter, with seasonality magnifying the difficulty for determining whether we will achieve annual expectations. Most of our expenses are relatively fixed or require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis and margins and cash flows may differ from expectations.
We do not have an adequate history with our subscription or pricing models to accurately predict the long-term rate of customer adoption or renewal, or the impact these will have on our revenue or operating results.
We have limited experience with respect to determining the optimal prices and pricing models for our solutions. As the markets for our solutions mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large customers, which are the focus of our sales efforts, may demand greater price concessions. Additionally, the renewal rate of our large customers may have more significant impact period to period on our revenue and operating results. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow. In addition, as an increasing amount of our business may move to our cloud‑based solutions for transient workloads and the use of our consumption‑based pricing model may represent a greater share of our revenue, our revenue may be less predictable or more variable than our historical revenue from a time period-based subscription pricing model. Moreover, a consumption‑based subscription pricing model may ultimately result in lower total cost to our customers over time, or may cause our customers to limit usage in order to stay within the limits of their existing subscriptions, reducing overall revenue or making it more difficult for us to compete in our markets.
Our results may fluctuate significantly from period to period, which could adversely impact the value of our common stock.
Our results of operations, including our revenue, net revenue expansion rate, gross margin, profitability and cash flows, may vary significantly in the future, and period‑to‑period comparisons of our operating results may not be meaningful. Accordingly, our results for any particular period should not be relied upon as an indication of future performance. Our financial results may fluctuate from period to period as a result of a variety of factors, many of which are outside of our control. Fluctuation in periodic results may adversely impact the value of our common stock. Factors that may cause fluctuations in our periodic financial results include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

•	the budgeting cycles and purchasing practices of our customers, including their tendency to purchase in the fourth quarter of our fiscal year, and near the end of each quarter;

•	the achievement of milestones in connection with delivery of services, impacting the timing of services revenue recognition;

•	subscriptions from the Global 8000 and other large enterprises;

•	price competition;

•	our ability to attract and retain new customers;

•	our ability to expand penetration within our existing customer base;

•	the timing and success of new solutions by us and our competitors;

•	changes in customer requirements or market needs and our ability to make corresponding changes to our business;

•	changes in the competitive landscape, including consolidation among our competitors or customers;

•	general economic conditions, both domestically and in our foreign markets;

•
the timing and amount of certain payments and expenses, such as research and development expenses, sales commissions and stock‑based compensation, including the recording of stock‑based compensation expense as a result of the vesting and settlement of restricted stock units (RSUs) including in connection with our initial public offering;

•	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

•
increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected and expenses are incurred and paid in currencies other than the U.S. dollar;

•	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

•	future accounting pronouncements and changes in our accounting policies; and

•	changes in tax laws or tax regulations.
Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results. This variability and unpredictability could result in our failure to meet our revenue or other operating result expectations or those of investors for a particular period. The failure to meet or exceed such expectations could have a material adverse effect on our business, results of operations and financial condition that could ultimately adversely affect our stock price.
Because we derive substantially all of our revenue from a single software platform, failure of this platform to satisfy customer demands or to achieve increased market acceptance could adversely affect our business, results of operations, financial condition and growth prospects.
We derive and expect to continue to derive substantially all of our revenue from our data management, machine learning and analytics platform. As such, the market acceptance of our platform is critical to our continued success. Demand for our platform is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by our competitors, technological change, any developments or disagreements with the open source community and growth or contraction in our market. We expect the growth and proliferation of data to lead to an increase in the data analyses demands of our customers, and our platform may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our platform and solutions, our business operations, financial results and growth prospects will be materially and adversely affected.
We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. From time‑to‑time, third parties, including certain other companies, have asserted and may assert patent, copyright, trademark or other intellectual property rights against us, our partners or our customers. We or our customers have received, and may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. As an example, on May 26, 2017, Plaintiffs University of Tennessee Research Foundation and Saint Mathew Research LLC (“Plaintiffs”), filed a lawsuit against us in the U.S. District Court for the Middle District of Tennessee.  The suit alleges that certain software products that are made, used or sold by Cloudera infringe U.S. Patent Nos. 7,454,411 and 8,099,733.  Plaintiffs seek damages, an award of enhanced damages, and recovery of attorney’s fees and costs incurred in the suit.
There may be third‑party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies, the technologies in our platform or business methods. We may be exposed to increased risk of being the subject of intellectual property infringement claims as a result of acquisitions and our incorporation of open source software into our platform, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time‑consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using, distributing or supporting technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non‑infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we could be forced to limit or stop sales of our offerings and may be unable to compete effectively. Any of these results could adversely affect our business operations and financial results.
Third parties may also assert such claims against our customers or partners whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties, including in the third‑party open source components included in our platform, as well as our own open source and proprietary components. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or have divulged proprietary or other confidential information.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and other jurisdictions outside of the United States so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. In addition, defending our intellectual property rights may entail significant expense. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties.
Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or offerings or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. Because we may be an attractive target for cybersecurity attacks, we may have a greater risk of unauthorized access to, and misappropriation of, our proprietary information.
Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and we also may face proposals to change the scope of protection for some intellectual property right. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products or services are available. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Also, our involvement in standard setting activity or the need to obtain licenses from others may require us to license our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.
We may be required to spend significant resources to monitor and protect our intellectual property rights and we may conclude that in at least some instances the benefits of protecting our intellectual property rights may be outweighed by the expense. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

We do not control and may be unable to predict the future course of open source technology development, including the ongoing development of open source components used in our platform, which could reduce the market appeal of our platform and damage our reputation.
We do not control many aspects of the development of the open source technology in our platform. Different groups of open source software programmers collaborate with one another to develop the software projects in our platform. Given the disparate inputs from various developers, we cannot control entirely how an open source project develops and matures. Also, different open source projects may overlap or compete with the ones that we incorporate into our platform. The technology developed by one group for one project may become more widely used than that developed by others. If we acquire or adopt a new technology and incorporate it into our platform but a competing technology becomes more widely used or accepted, the market appeal of our platform may be reduced and that could harm our reputation, diminish our brand and result in decreased revenue.
If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.
We rely to a significant degree on a number of open source software programmers, or committers and contributors, to develop and enhance components of our platform. Additionally, members of the corresponding Apache Software Foundation Project Management Committees (PMCs) many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of important components of the open source data management ecosystem. If the open source data management committers and contributors fail to adequately further develop and enhance open source technologies, or if the PMCs fail to oversee and guide the evolution of open source data management technologies in the manner that we believe is appropriate to maximize the market potential of our solutions, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our platform. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our technology release and upgrade schedules could be delayed. Delays in developing, completing or delivering new or enhanced components to our platform could cause our offerings to be less competitive, impair customer acceptance of our solutions and result in delayed or reduced revenue for our solutions.
Our software development and licensing model could be negatively impacted if the Apache License, Version 2.0 is not enforceable or is modified so as to become incompatible with other open source licenses.
Important components of our platform have been provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of our platform may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our solutions. In addition, at some time in the future it is possible that important components of the open source projects in our platform may be distributed under a different license or the Apache License 2.0, which governs Hadoop, Spark and other current elements of our platform, may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license.
Further, full utilization of our platform may depend on software, applications, hardware and services from various third parties, and these items may not be compatible with our platform and its development or available to us or our customers on commercially reasonable terms, or at all, which could harm our business.

Our use of open source software in our solutions could negatively affect our ability to sell our platform and subject us to possible litigation.
Our solutions include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. We do not own all of the open source technology in our platform and the ownership of the open source technology in our platform may not be easily determinable by us. Rather, we rely on the Apache Software Foundation (ASF) as well as certain other third party open source contributors to ensure that the open source contributions to our platform are properly owned by the committers and contributors who contribute the open source technology and that such contributions do not infringe on other parties’ intellectual property rights. Moreover, the terms of certain of the open source licenses have not been interpreted by United States or other courts, and there is a risk that such licenses could be construed in a manner that is incompatible with our current business model, imposing unanticipated conditions or restrictions on our ability to market our solutions. We, our customers and the ASF may have received or may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights, and, to the extent products based on the open source data management ecosystem gain greater market visibility, we, our customers, and the ASF, face a higher risk of being the subject of intellectual property infringement claims. In addition, we or our customers could be subject to lawsuits by parties claiming ownership of (or that different license terms apply to) what we believe to be open source software, or seeking to enforce the terms of an open source license. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release the affected portions of our source code, re‑engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies and services, each of which could reduce or eliminate the value of our technologies and cause us to have to significantly alter our current business model. These claims could also result in litigation (including litigation against our customers or partners, which could result in us being obligated to indemnify our customers or partners against such litigation), require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which could have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re‑engineer our solutions or incur additional costs to find alternative tools.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third‑party commercial software, as open source licensors generally do not provide warranties, support, indemnity or assurance of title or controls on origin of the software. Further, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as‑is” basis. Many of these risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect the performance of our platform and our business. In addition, we are often required to absorb these risks in our customer and partner relationships by agreeing to provide warranties, support and indemnification with respect to such third party open source software. While we have established processes intended to alleviate these risks, we cannot assure that these measures will reduce these risks.
Because our business relies on the Apache Software Foundation, our business could be harmed by the decisions made by the ASF or claims or disputes directed at or reputational harm otherwise suffered by the ASF.
Our business relies on the ASF, a non‑profit corporation that supports Apache open source software projects. We do not control nor can we predict the decisions the ASF will make with respect to the further development and enhancement of open source technologies which may impact our business. For example, the reduction or elimination of support of Hadoop, Spark or other technologies by the ASF, the migration of Hadoop, Spark and other open source data management technology to an organization other than the ASF, or any other actions taken by the ASF or the Hadoop project may impact our business model. Moreover, if the ASF is subject to claims, disputes or otherwise suffers reputational harm, our business, results of operations, financial condition and growth prospects could be harmed if customers perceive our solutions to be risky or inferior to data management solutions which do not rely on the ASF for continued development and enhancement of open source technologies.

Security and privacy breaches may hurt our business.
Any security breach, including those resulting from a cybersecurity attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our security measures or the security measures we have provided to customers are breached as a result of third‑party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our customers’ confidential information, our reputation may be damaged, our business may suffer and we could incur significant liability.
Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers.
In addition, many of our customers use our platform to store and process vast quantities of private and otherwise sensitive data that are critical to their businesses. They may have a greater sensitivity to security defects in our products than to defects in other, less critical, software products. An actual or perceived security breach or theft of the business‑critical data of one of our customers, regardless of whether the breach is attributable to the failure of our products or services, could adversely affect the market’s perception of our security products. Moreover, if a high‑profile security breach occurs with respect to another data management, machine learning and analytics platform provider, our customers and potential customers may lose trust in the security of data management, machine learning and analytics platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
Real or perceived errors, failures, bugs or disruptions in our platform and solutions could adversely affect our reputation and business could be harmed.
Our platform and solutions are very complex and have contained and may contain undetected defects or errors, especially when solutions are first introduced or enhanced. In addition, our platform employs open source software and to the extent that our solutions depend upon the successful operation of open source software in conjunction with our solutions, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our solutions, delay new solutions introductions, result in a failure of our solutions, result in liability to our customers, and injure our reputation.
If our platform is not implemented or used correctly or as intended, inadequate performance and disruption in service may result. Moreover, as we acquire companies and integrate new open source data management projects, we may encounter difficulty in incorporating the newly‑obtained technologies into our platform and maintaining the quality standards that are consistent with our reputation.
Since our customers use our platform and solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. Furthermore, defects in our platform and solutions may require us to implement design changes or software updates. Any defects or errors in our platform and solutions, or the perception of such defects or errors, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;

•	loss of existing or potential customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	delay in the development or release of new solutions or services;

•	negative publicity, which will harm our reputation;

•	warranty claims against us, which could result in an increase in our provision for doubtful accounts;

•	an increase in collection cycles for accounts receivable or the expense and risk of litigation; and

•	harm to our results of operations.
Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our standard terms and conditions of sale, they may not fully or effectively protect us from claims by customers, partners or other third parties. Any insurance coverage we may have may not adequately cover all claims asserted against us, or cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.
If we are unable to hire, retain, train and motivate qualified personnel and senior management, our business could be harmed.
Our future success depends, in part, on our ability to continue to attract, integrate and retain qualified and highly skilled personnel. In particular, we are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform and are also highly dependent on the contributions of our executive team. The loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue and impair our ability to compete. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at‑will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition and operating results could be harmed.
Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our common stock declines, it may adversely affect our ability to hire or retain highly skilled employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
We have experienced rapid growth in recent periods and expect our growth to continue. If we fail to effectively manage our growth, our business and operating results could be adversely affected.
We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our managerial, administrative, operational, financial and other resources. For example, our employee headcount increased from 1,140 employees as of January 31, 2016 to 1,470 employees as of January 31, 2017. This growth has placed, and any future growth will place, significant demands on our management and our operational and financial infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

•	recruiting, training, integrating and retaining new employees, particularly for our sales and research and development teams;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, recordkeeping, communications and other internal systems;

•	managing our international operations and the risks associated therewith;

•	maintaining high levels of satisfaction with our platform among our customers; and

•	effectively managing expenses related to any future growth.
If we fail to manage our growth, or if we fail to implement improvements or maintain effective internal controls, our costs and expenses may increase more than we plan and our ability to expand our customer base, enhance our platform, develop new solutions, expand penetration within existing customers, respond to competitive pressures or otherwise execute our business plan, our business and operating results could be adversely affected.
Because we recognize subscription revenue from our platform over the subscription term, downturns or upturns in new sales and renewals will not be immediately reflected in our operating results.
We generally recognize subscription revenue ratably over the term of the subscription period. As a result, most of the revenue we report in each quarter are derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions, or a reduction in expansion rates, in any single quarter could have only a small impact on our revenue results during that quarter or subsequent period. Such a decline or deceleration, however, will negatively affect our revenue or revenue growth rates in future quarters. Accordingly, the effect of these changes or events may not be fully reflected in our results of operations until future periods. Given the ratable nature of our revenue recognition, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period. We may be unable to adjust our cost structure to reflect the changes in revenue. In addition, a significant majority of our costs are expensed as incurred, while revenue is generally recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.
We seek to grow our partner ecosystem as a way to grow our business. To grow our business, we anticipate that we will continue to establish and maintain relationships with third parties, such as resellers, OEMs, system integrators, independent software and hardware vendors and platform and cloud service providers. For example, in 2014, we entered into a strategic collaboration and optimization agreement with Intel. In addition, we work closely with select vendors to design solutions to specifically address the needs of certain industry verticals or use cases within those verticals, which we refer to as Partner Solutions. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all. Moreover, we cannot guarantee that the companies with which we have strategic relationships will continue to devote the resources necessary to expand our reach, increase our distribution and increase the number of Partner Solutions and associated use cases. In addition, customer satisfaction with Partner Solutions may be less than anticipated, negatively impacting anticipated revenue growth and results of operations. Further, some of our strategic partners offer competing products and services or also work with our competitors. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot assure you that these relationships will result in increased customer usage of our platform or increased revenue.
The sum of our revenue and changes in deferred revenue may not be an accurate indicator of business activity within a period.
Investors or analysts sometimes look to the sum of our revenue and changes in deferred revenue as an indicator of business activity in a period for businesses such as ours, sometimes referred to as “estimated billings.” However, these measures may significantly differ from underlying business activity for a number of reasons including:

•
a relatively large number of transactions occur at the end of the quarter. Invoicing of those transactions may or may not occur before the end of the quarter based on a number of factors including receipt of information from the customer, volume of transactions and holidays. A shift of a few days has little economic impact on our business, but will shift deferred revenue from one period into the next;

•	multi‑year upfront billings may distort trends;

•	subscriptions that have deferred start dates; and

•	services that are invoiced upon delivery.
Accordingly, we do not believe that estimated billings is an accurate indicator of future revenue for any given period of time. However, many companies that provide subscriptions report changes in estimated billings as a key operating or financial metric, and it is possible that analysts or investors may view this metric as important. Thus, any changes in our estimated billings could adversely affect the market price of our common stock.

If our new components and enhancements to our platform do not achieve sufficient market acceptance, our financial results and competitive position will suffer.
We spend substantial amounts of time and money to research and develop new components and enhancements of our platforms to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. When we develop a new component or enhancement to our platform, whether open source or proprietary, we typically incur expenses and expend resources upfront to develop, market and promote the new component. Therefore, when we develop and introduce new components or enhancements to our platform, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our new file system based on the open source Kudu project does not garner widespread market adoption and implementation, our growth prospects, future financial results and competitive position could suffer.
Our new components or enhancements to our platform and changes to our platform could fail to attain sufficient market acceptance for many reasons, including:

•	our failure to predict market demand accurately in terms of platform functionality, including curating new open source projects, and to supply a platform that meets this demand in a timely fashion;

•	delays in releasing to the market our new components or enhancements to our platform to the market;

•	defects, errors or failures;

•	complexity in the implementation or utilization of the new components and enhancements;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing platforms by our competitors;

•	poor business conditions for our end‑customers, causing them to delay IT purchases; and

•	reluctance of customers to purchase platforms incorporating open source software or to purchase hybrid platforms.
If our new components or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenue will be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new solutions or enhancements.

If we do not effectively hire, retain, train and oversee our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business may be adversely affected.
We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, a large percentage of our sales force is new to our company. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, growth of our direct sales force leads to increasing difficulty and complexity in its organization, management and leadership, at which we may prove unsuccessful. If we are unable to hire and train a sufficient number of effective sales personnel, we are ineffective at overseeing a growing sales force, or the sales personnel we hire are otherwise unsuccessful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.
As part of our business strategy, we have acquired companies in the past and may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, we acquired Gazzang, Inc. in June 2014 and Xplain.io, Inc. in February 2015. We also may enter into relationships with other businesses to expand our solutions or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their technology is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Negotiating these transactions can be time‑consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Acquisitions involve many risks, including the following:

•	an acquisition may negatively impact our results of operations because it:

–	may require us to incur charges, including integration and restructuring costs, both one‑time and ongoing, as well as substantial debt or liabilities, including unanticipated and unknown liabilities,

–	may cause adverse tax consequences, substantial depreciation or deferred compensation charges,

–
may result in acquired in‑process research and development expenses or in the future may require the amortization, write‑down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or

–	may not generate sufficient financial returns for us to offset our acquisition costs;

•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition and integration process is complex, expensive and time consuming, and may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•
an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	an acquisition may result in increased regulatory and compliance requirements;

•
an acquisition may result in increased uncertainty if we enter into businesses, markets or business models in which we have limited or no prior experience and in which competitors have stronger market positions;

•
we may encounter difficulties in maintaining the key business relationships and the reputations of the businesses we acquire, and we may be dependent on unfamiliar affiliates and partners of the companies we acquire;

•	we mail fail to maintain sufficient controls, policies and procedures, including integrating any acquired business into our control environment;

•	we may fail to achieve anticipated synergies, including with respect to complementary software or services;

•	we may obtain unanticipated or unknown liabilities, including intellectual property or other claims, or become exposed to unanticipated risks in connection with any acquisition; and

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.
If we are unable to address these difficulties and challenges or other problems encountered in connection with any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally.
To the extent we pay the consideration for any future acquisitions or investments in cash, the payment would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, or impairment charges against goodwill on our balance sheet, any of which could harm our financial condition and negatively impact our stockholders.
As we expand internationally, our business will become more susceptible to risks associated with international operations.
We have recently expanded internationally, and intend to continue such international expansion. For example, we sell the various editions of our platform through our direct sales force, which is comprised of inside sales and field sales personnel, and is located in a variety of geographic regions, including the United States, Europe and Asia, and have customers located in over 65 countries as of January 31, 2017. We intend to continue to expand internationally.
Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

•	challenges caused by distance, language, cultural and ethical differences and the competitive environment;

•
heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

•
foreign exchange restrictions and fluctuations in currency exchange rates, including that, because a majority of our international contracts are denominated in U.S. dollars, an increase in the strength of the U.S. dollar may make doing business with us less appealing to a non‑U.S. dollar denominated customer;

•	application of multiple and conflicting laws and regulations, including complications due to unexpected changes in foreign laws and regulatory requirements;

•
risks associated with trade restrictions and foreign import requirements, including the importation, certification and localization of our solutions required in foreign countries, as well as changes in trade, tariffs, restrictions or requirements;

•	new and different sources of competition;

•	potentially different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	management communication and integration problems resulting from cultural differences and geographic dispersion;

•
potentially adverse tax consequences, including multiple and possibly overlapping tax structures, the complexities of foreign value‑added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	increased financial accounting and reporting burdens and complexities;

•	lack of familiarity with locals laws, customs and practices, and laws and business practices favoring local competitors or partners; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.
The occurrence of any one of these risks could harm our international business and, consequently, our results of operations. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or profitability.
Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.
Our business in countries with a history of corruption and transactions with foreign governments increase the risks associated with our international activities.
As we operate and sell internationally, we are subject to the Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act of 2010, or the UK Bribery Act, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Africa, East Asia, Eastern Europe, South America and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various anti‑corruption laws, even though these parties may not be under our control. While we have implemented policies and controls intended to prevent these practices by our employees, consultants, sales agents and channel partners, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA, the UK Bribery Act and other laws may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We are subject to governmental export control, sanctions and import laws and regulations that could subject us to liability or impair our ability to compete in international markets.
Because we incorporate encryption functionality into our platform (including any products comprising the platform), we are subject to certain U.S. export control laws that apply to encryption items. As such, our platform may be exported outside the United States through an export license exception; an export license is required to certain countries, end‑users and end‑uses. If we were to fail to comply with such U.S. export controls laws, U.S. customs regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time‑consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end‑uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our platform and related services are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our reseller partners comply with all relevant export control laws and regulations, any failure by us or our reseller partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our end‑customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our platform into international markets, prevent our end‑customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our platform to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential end‑customers with international operations. Any decreased use of our platform or limitation on our ability to export to or sell our platform in international markets could adversely affect our business, financial condition and operating results.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.
Our failure to raise additional capital could reduce our ability to compete and could harm our business.
We expect that our existing cash and cash equivalents, together with our net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for the foreseeable future. However if we change our business strategy, we may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.
We are exposed to the credit risk of some of our resellers and customers and to credit exposure in weakened markets, which could result in material losses.
Most of our sales are on an unsecured basis. Although we seek to mitigate these risks, we cannot be certain that these efforts will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, results of operations and financial condition could be harmed.
Federal, state, foreign government and industry regulations, as well as self‑regulation related to privacy and data security concerns, pose the threat of lawsuits and other liability.
We collect and utilize demographic and other information, including personally identifiable information, from and about our employees and our existing and potential customers and partners. Such information may be collected from our customers and partners when they visit our website or through their use of our products and interactions with our company and employees such as when signing up for certain services, registering for training seminars, participating in a survey, participating in polls or signing up to receive e‑mail newsletters.
A wide variety of domestic and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy‑related laws and regulations are evolving and may result in regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers or adversely impact our ability to attract and retain workforce talent.
Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims. In addition, future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our customers’ ability to collect, use or disclose data relating to individuals, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
A portion of our revenue is generated by sales to government entities and heavily regulated organizations, which are subject to a number of challenges and risks.
A portion of our sales are to governmental entities. Additionally, many of our current and prospective customers, such as those in the financial services and health care industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and deploying our platform. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will result in a sale. Government and highly regulated entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time consuming and expensive to satisfy. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet them, the additional costs associated with providing our services to government and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our services to them and to grow or maintain our customer base.

Additionally, government certification requirements for platforms like ours may change and in doing so restrict our ability to sell into certain government sectors until we have attained the revised certification. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Additionally, government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to continue buying our solutions, a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results. Furthermore, engaging in sales activities to foreign governments introduces additional compliance risks specific to the FCPA, the UK Bribery Act and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act, the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd‑Frank Act, the rules and regulations of the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time‑consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue‑generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”
Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, or Securities Act, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non‑emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.
We will remain an “emerging growth company” for up to five years. However, among other factors, if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of any July 31 after our first annual report, we would cease to be an “emerging growth company” as of the following January 31.
We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act, and the rules and regulations of the listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time‑consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting‑related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the applicable stock exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes‑Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10‑K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our common stock.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and exemptions from complying with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the completion of our initial public offering but we expect to not be an “emerging growth company” sooner. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Our financial results may be adversely affected by changes in accounting principles applicable to us.
Generally accepted accounting principles in the United States (GAAP) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014‑09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. We will be required to implement this guidance in fiscal 2020. We have not selected a transition method and continue to evaluate what effect, if any, the amendments and transition alternatives could have on our financial position and results of operations. Regardless of the transition method selected, application of Topic 606 may significantly impact the amount and timing of revenue recognition, such as recognizing revenue from existing contracts in periods other than when historically reported under existing GAAP or the revenue recognized under existing GAAP could be eliminated as part of the effect of adoption. Further, adoption of Topic 606 could result in changes to the periods when revenue is recognized in the future compared with management’s current expectations under existing GAAP. In addition, Topic 606 may significantly change the timing of when expense recognition will occur related to costs to obtain and fulfill customer contracts. While the adoption of Topic 606 does not change the cash flows received from our contracts with customers, the adoption of Topic 606 could have a material adverse effect on our financial position or results of operations.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
We are subject to income taxation in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We could be subject to tax examinations in various jurisdictions. Tax authorities may disagree with our use of research and development tax credits, intercompany charges, cross‑jurisdictional transfer pricing or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our operating results and cash flows.
In addition, we may be subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.
The enactment of legislation implementing changes in the United States of taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Recent changes to United States tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to United States tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the United States taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating losses (NOLs) to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. For example, we recently performed an analysis to determine whether an ownership change had occurred since our inception which identified two historical ownership changes. While these limitations did not result in a material restriction on the use of our NOLs, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a portion of the NOLs reflected on our balance sheet, even if we attain profitability.
We have business and customer relationships with certain entities who are stockholders or are affiliated with our directors, or both, and conflicts of interest may arise because of such relationships.
Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, we have entered into strategic relationships and/or customer relationships with Intel Corporation, or Intel. Our former director, Kim Stevenson, who resigned in February 2017, was an employee of Intel, and Intel is a stockholder. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.
Adverse economic conditions may negatively impact our business.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties may affect one or more of the sectors or countries in which we sell our applications. Global economic and political uncertainty may cause some of our customers or potential customers to curtail spending, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man‑made problems such as terrorism.
A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, financial condition and results of operations. Our corporate headquarters are located in Palo Alto, California, in a region known for seismic activity, and we have significant offices in San Francisco, New York City and Austin in the United States and internationally in Budapest, London and Singapore. Further, if a natural disaster or terrorist event occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. For example, the west coast of the United States contains active earthquake zones and the eastern seaboard is subject to seasonal hurricanes while New York and the United Kingdom have suffered significant terrorist attacks. Additionally, we rely on our network and third‑party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, finance, customer support, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, floods, telecommunications failure, cyber‑attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development of solutions, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results. All of the aforementioned risks may be augmented if the business continuity plans for us and our service providers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations could be adversely affected.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.
The market prices of the securities of newly public companies such as us have historically been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our operating results or net revenue expansion rate;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our offerings, or third‑party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock‑up or market standoff agreements; and

•	sales of shares of our common stock by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, publish inaccurate or unfavorable research about our business, or cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
Our directors, executive officers and principal stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, will beneficially own, in the aggregate, approximately 51.8% of our outstanding common stock as of May 31, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
In addition, Intel will hold approximately 19.9% of our outstanding common stock as of May 31, 2017. As such, Intel could have considerable influence over matters such as approving a potential acquisition of us. Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
Substantially all of our outstanding securities are currently restricted from resale as a result of lock‑up and market standoff agreements. These securities will become available to be sold on October 25, 2017. Beginning on the date that is two trading days after the release of earnings for the second quarter of fiscal 2018 for certain non‑executive employees, not including specified officers or holders of 1% or more of our common stock, up to an aggregate of approximately 5.7 million shares equal to the number of vested RSUs held by such employees as of such date, are expected to be released by Morgan Stanley & Co. LLC  to provide such employees with the opportunity to sell shares in the public market for purposes such as satisfying any income, employment or social tax withholding and remittance obligations in connection with the vesting of RSUs held by such employees and other purposes. Additionally, Morgan Stanley & Co. LLC may, in its discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the lock‑up agreements. Shares held by directors, executive officers, and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.
In addition, as of April 30, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 22,532,213 shares of common stock. We also had 23,212,095 RSUs outstanding as of April 30, 2017 some of which vested upon the effective date of the initial public offering. All of the shares of common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock‑up or market standoff agreements and applicable vesting requirements.
As of April 30, 2017, the holders of 81,260,841 shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Defensive measures in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three‑year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our chief executive officer, our lead director, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;

•
the requirement that in order for a stockholder to be eligible to propose a nomination or other business to be considered at an annual meeting of our stockholders, such stockholder must have continuously beneficially owned at least 1% of the Company’s outstanding common stock for a period of one year before giving such notice, which may discourage, delay or deter stockholders or a potential acquirer from conducting a solicitation of proxies to elect the their own slate of directors or otherwise attempting to obtain control of us or influence over our business; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage, delay or deter stockholders or a potential acquirer from conducting a solicitation of proxies to elect the their own slate of directors or otherwise attempting to obtain control of us or influence over our business.

In addition, our restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
In addition, because we are incorporated in Delaware, we are governed by the provisions of the anti‑takeover provisions of the Delaware General Corporation Law, which may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board was considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a) Unregistered Sales of Equity Securities
From February 1, 2017 to April 28, 2017 (the date of the filing of our registration statement on Form S-8), we granted options to employees and other service providers to purchase an aggregate of 9,000 shares of common stock under our 2008 Equity Incentive Plan, with an exercise price of $17.85 per share.
From February 1, 2017 to April 28, 2017 , we granted to our officers and employees an aggregate of 2,155,220 RSUs to be settled in shares of our common stock under our 2008 Equity Incentive Plan.
The sales of the above securities were exempt from registration under the Securities Act, in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
(b) Use of Proceeds for Initial Public Offering of Common Stock
On April 27, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-217071) for our IPO effective, and the offering commenced the following day. The offering did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley, J.P. Morgan, and Allen & Company LLC acted as lead bookrunners for the offering. BofA Merrill Lynch, Citigroup, and Deutsche Bank Securities acted as book-running managers and Stifel, JMP Securities, and Raymond James acted as co-managers.
On May 3, 2017, we closed our IPO, in which we sold 17,250,000 shares of our common stock, including 2,250,000 shares pursuant to the underwriters’ option to purchase additional shares.. The shares were sold at a public offering price of $15.00 per share for an aggregate gross offering price of approximately $258.8 million. We received net proceeds of $240.7 million after deducting underwriting discounts and commissions of $18.1 million but before deducting offering costs. We incurred offering expenses of approximately $5.3 million, and we donated $2.4 million of the net proceeds to the Cloudera Foundation. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, net of the donation to the Cloudera Foundation, were approximately $233.0 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered.
Our management will retain broad discretion in the allocation and use of the net proceeds of our IPO, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in short-term, interest-bearing obligations. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDERA, INC.

Date: June 9, 2017	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 9, 2017	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.01	Amended and Restated Certificate of Incorporation					X
3.02	Amended and Restated Bylaws					X
4.01	Amended and Restated Investor Rights Agreement, dated as of March 28, 2017, by and among the Registrant and certain investors of the Registrant	S-1	333-217071	4.02	3/31/2017
4.02	Voting and Standstill Agreement, dated as of March 28, 2017, by and between the Registrant and Intel Corporation	S-1	333-217071	4.03	3/31/2017
10.01	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-217071	10.01	3/31/2017
10.02	2017 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-217071	10.03	4/10/2017
10.03	2017 Employee Stock Purchase Plan	S-1/A	333-217071	10.04	4/10/2017
10.04	Sublease between Rubrik, Inc. and the Registrant, dated as of February 8, 2017	S-1	333-217071	10.11	3/31/2017
10.05	Amended and Restated Collaboration and Optimization Agreement, dated as of March 21, 2017, by and between the Registrant and Intel Corporation	S-1	333-217071	10.12	3/31/2017
31.01	Certification of Thomas J. Reilly, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Thomas J. Reilly, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.