Form 10-Q
period 2017-07-31
Cloudera, Inc.
filed 2017-09-12
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
395 Page Mill Road
Palo Alto, CA 94306
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of August 31, 2017, there were 131,481,143 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2017	January 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,936	$74,186
Short-term marketable securities	325,744	160,770
Accounts receivable, net	84,805	101,549
Prepaid expenses and other current assets	17,509	13,197
Total current assets	496,994	349,702
Property and equipment, net	13,027	13,104
Marketable securities, noncurrent	81,072	20,710
Intangible assets, net	5,166	7,051
Goodwill	31,516	31,516
Restricted cash	18,048	15,446
Other assets	3,994	5,015
TOTAL ASSETS	$649,817	$442,544
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,326	$3,550
Accrued compensation	32,254	33,376
Other accrued liabilities	15,670	9,918
Deferred revenue, current portion	194,252	192,242
Total current liabilities	248,502	239,086
Deferred revenue, less current portion	36,869	25,182
Other liabilities	9,058	4,345
TOTAL LIABILITIES	294,429	268,613
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock	—	657,687
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	7	2
Additional paid-in capital	1,318,447	192,795
Accumulated other comprehensive loss	(521)	(556)
Accumulated deficit	(962,545)	(675,997)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	355,388	(483,756)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$649,817	$442,544

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue:
Subscription	$73,986	$50,688	$138,657	$91,360
Services	15,842	13,768	30,767	29,581
Total revenue	89,828	64,456	169,424	120,941
Cost of revenue:(1) (2)
Subscription	15,215	9,706	41,687	19,057
Services	16,755	11,633	50,395	23,317
Total cost of revenue	31,970	21,339	92,082	42,374
Gross profit	57,858	43,117	77,342	78,567
Operating expenses:(1) (2)
Research and development	42,844	26,635	138,675	51,150
Sales and marketing	62,135	46,902	172,578	93,044
General and administrative	18,564	8,367	54,114	16,676
Total operating expenses	123,543	81,904	365,367	160,870
Loss from operations	(65,685)	(38,787)	(288,025)	(82,303)
Interest income, net	1,440	708	2,089	1,448
Other income (expense), net	817	(178)	839	(15)
Net loss before provision for income taxes	(63,428)	(38,257)	(285,097)	(80,870)
Provision for income taxes	(801)	(470)	(1,451)	(970)
Net loss	$(64,229)	$(38,727)	$(286,548)	$(81,840)
Net loss per share, basic and diluted	$(0.48)	$(1.07)	$(3.28)	$(2.27)
Weighted-average shares used in computing net loss per share, basic and diluted	134,506	36,257	87,293	36,090
___________

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Cost of revenue – subscription	$3,693	$374	$19,393	$708
Cost of revenue – services	3,890	457	24,227	931
Research and development	13,128	1,458	81,029	3,013
Sales and marketing	12,137	1,474	72,678	3,033
General and administrative	6,603	1,815	33,206	3,556

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Cost of revenue – subscription	$510	$514	$1,024	969
Sales and marketing	431	431	861	861

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net loss	$(64,229)	$(38,727)	$(286,548)	$(81,840)
Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	(34)	(204)	(26)	33
Unrealized gain on investments	26	84	61	353
Total other comprehensive income, net of tax	(8)	(120)	35	386
Comprehensive loss	$(64,237)	$(38,847)	$(286,513)	$(81,454)

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(286,548)	$(81,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,994	4,953
Stock-based compensation	230,533	11,241
Accretion and amortization of marketable securities	414	1,966
Changes in assets and liabilities:
Accounts receivable	16,744	4,011
Prepaid expenses and other assets	639	(784)
Accounts payable	1,674	1,872
Accrued compensation	(4,983)	(3,128)
Accrued expenses and other liabilities	2,970	1,006
Deferred revenue	13,697	8,604
Net cash used in operating activities	(17,866)	(52,099)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(387,154)	(90,409)
Sales of marketable securities	43,198	34,372
Maturities of marketable securities	117,604	129,945
Cash used in business combinations, net of cash acquired	—	(2,700)
Capital expenditures	(1,971)	(6,135)
Net cash provided by (used in) investing activities	(228,323)	65,073
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in initial public offering	237,686	—
Proceeds from employee stock plans	5,932	1,633
Net cash provided by financing activities	243,618	1,633
Effect of exchange rate changes	(77)	34
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,648)	14,641
Cash, cash equivalents and restricted cash — Beginning of period	89,632	35,994
Cash, cash equivalents and restricted cash — End of period	$86,984	$50,635
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,352	$654
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in other accrued liabilities	$3,054	$570
Deferred offering costs in accounts payable and other accrued liabilities	$264	$—
Conversion of redeemable convertible preferred stock to common stock	$657,687	$—

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
As of July 31, 2017 and January 31, 2017, we had an accumulated deficit totaling $962.5 million and $676.0 million, respectively. We have funded our operations primarily with the net proceeds we received through the sale of our common stock in our initial public offering (“IPO”), private sales of equity securities and proceeds from the sale of our subscriptions and services. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
Initial Public Offering
On May 3, 2017, we completed our IPO in which we issued and sold 17,250,000 shares of common stock, inclusive of the underwriters’ over-allotment option, at a public offering price of $15.00 per share. We received net proceeds of $235.4 million after deducting underwriting discounts and commissions of $18.1 million and other issuance costs of $5.3 million. In conjunction with the IPO, we donated $2.4 million, or 1% of the net proceeds, to fund the Cloudera Foundation’s activities. Immediately prior to the closing of the IPO, all 74,907,415 shares of our then-outstanding redeemable convertible preferred stock automatically converted into shares of common stock and we reclassified $657.7 million from temporary equity to additional paid in capital on our condensed consolidated balance sheet.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries which are located in various countries, including the United States, Australia, China, Germany, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The condensed consolidated balance sheet as of January 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2017 are not necessarily indicative of results to be expected for the full year ending January 31, 2018 or for any other interim period or for any other future year.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2017, included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act), with the SEC on April 28, 2017.

Significant Accounting Policies
There have been no changes to our significant accounting policies described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, on April 28, 2017.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2018, for example, refers to the fiscal year ended January 31, 2018.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, stock‑based compensation expense, annual bonus attainment, self‑insurance costs incurred, the fair value of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the fair value of common stock prior to our IPO, the assessment of elements in a multi‑element arrangement and the valuation assigned to each element, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Segments
We operate as two operating segments – subscription and services. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and assess performance.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of short‑term, highly liquid investments with original maturities of three months or less from the date of purchase. Restricted cash represents cash on deposit with financial institutions in support of letters of credit outstanding in favor of certain landlords for office space.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of July 31,
	2017	2016
Cash and cash equivalents	$68,936	$50,609
Restricted cash	18,048	26
Cash, cash equivalents and restricted cash	$86,984	$50,635
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
At July 31, 2017, one customer represented 18% of accounts receivable. At January 31, 2017, another customer represented 21% of accounts receivable. For the three and six months ended July 31, 2017 and 2016, no single customer accounted for 10% or more of revenue.

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
Reseller arrangements
We recognize subscription revenue for sales through resellers or other indirect sales channels. Subscription revenue from these sales is generally recognized upon sell‑through to an end user customer. Where payments to us are believed to be contingent upon payment by the end user to the reseller, subscription revenue is not recognized until cash is collected.
Deferred revenue
Deferred revenue consists of amounts billed to or collected from customers under a binding agreement provided delivery of the related subscription and services has commenced.

Stock‑Based Compensation
We recognize stock‑based compensation expense for all stock‑based payments. Employee stock‑based compensation cost is estimated at the grant date based on the fair value of the equity for financial reporting purposes and is recognized as expense over the requisite service period. Prior to our IPO, fair value of our common stock for financial reporting purposes was determined considering objective and subjective factors and required judgment to determine the fair value of common stock for financial reporting purposes as of the date of each equity grant or modification.
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
We have granted RSUs to our employees and members of our board of directors under the 2008 Equity Incentive Plan (2008 Plan). The employee RSUs vest upon the satisfaction of both a service‑based condition and a liquidity event‑related performance condition. The service‑based condition for the majority of these awards is generally satisfied pro‑rata over four years. The liquidity event‑related performance condition is satisfied upon the occurrence of a qualifying liquidity event, such as the effective date of an IPO, or six months following the effective date of an IPO. During the quarter ended April 30, 2017, the majority of RSUs were modified such that the liquidity event‑related performance condition is satisfied upon the effective date of an IPO, rather than six months following an IPO. The modification established a new measurement date for these modified RSUs. The liquidity event‑related performance condition is viewed as a performance‑based criterion for which the achievement of such liquidity event is not deemed probable for accounting purposes until the event occurs. The liquidity event‑related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million attributable to service prior to such effective date. Shares subject to RSUs in which the liquidity event-related performance condition was satisfied upon the effective date of the IPO will be issued on a date to be determined by the board of directors that will be after the second full trading day following the release of earnings by us for the second quarter of fiscal 2018 to the extent the service‑based condition has been met.
Prior to our IPO, stock‑based compensation expense was also recorded when a holder of an economic interest in Cloudera purchased shares from an employee for an amount in excess of the fair value of the common stock at the time of the purchase. We recognized any excess value transferred in these transactions as stock‑based compensation expense in the consolidated statement of operations.
Options and other equity awards granted to non‑employees are accounted for at their estimated fair value using the Black‑Scholes method. These awards are subject to periodic re‑measurement over the period during which services are rendered. Stock‑based compensation expense is recognized over the vesting period on a straight‑line basis.
Net Loss Per Share Attributable to Common Stockholders
We follow the two‑class method when computing net loss per common share as we issue shares that meet the definition of participating securities. The two‑class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Prior to the automatic conversion into shares of common stock as a result of our IPO, our redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in our losses. For periods in which we have reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to retain the ability to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting, or ASU 2016‑09, which simplifies the accounting and reporting of share‑based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified and provides the election to eliminate the estimate for forfeitures. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance. We early adopted this standard in the first quarter of fiscal 2018. As a result of this adoption, we have elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASU 2014‑09, which amended the existing FASB Accounting Standards Codification. ASU 2014‑09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted.
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
We are also currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements. We are in the initial stages of our evaluation of the impact of ASU 2014‑09 on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to engaging third party service providers to assist in the evaluation. While we continue to assess all potential impacts under ASU 2014‑09, there is the potential for significant impacts on the timing of our revenue recognition and contract acquisition costs, such as sales commissions. Accounting for certain sales commissions under ASU 2014‑09 is different than our current accounting policy which is to expense sales commissions as incurred whereas such costs will be deferred and amortized under ASU 2014‑09. Additionally, we preliminarily believe that the amortization period for such deferred commission costs will be longer than the contract term, as ASU 2014‑09 requires entities to determine whether the costs relate to specific anticipated contracts.
While we continue to assess the potential impacts of ASU 2014‑09, including the areas described above, and anticipate ASU 2014‑09 could have a material impact on our consolidated financial statements, we do not know and cannot reasonably estimate the quantitative impact on our financial statements at this time.
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
3.    Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of July 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:(1)
Money market funds	$6,173	$—	$—	$6,173
Corporate notes and obligations	4,000	—	—	4,000
Commercial paper	15,097	—	—	15,097
Municipal securities	6,000	—	(1)	5,999
Reverse repurchase agreements(2)	9,000	—	—	9,000
Marketable securities:
U.S. agency obligations	17,816	—	(4)	17,812
Asset-backed securities	45,521	—	(22)	45,499
Corporate notes and obligations	192,811	47	(105)	192,753
Commercial paper	80,554	1	(1)	80,554
Municipal securities	14,348	13	(3)	14,358
Certificates of deposit	49,850	7	(3)	49,854
U.S. treasury securities	5,985	1	—	5,986
Total cash equivalents and marketable securities	$447,155	$69	$(139)	$447,085
___________

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of July 31, 2017.

(2)
As part of our cash management strategy, we invest in reverse repurchase agreements. Such reverse repurchase agreements are tri-party repurchase agreements and have maturities of three months or less at the time of investment and are collateralized by U.S. treasury securities at 102% of the principal amount. In a tri-party repurchase agreement, a third-party custodian bank functions as an independent intermediary to facilitate transfer of cash and holding the collateral on behalf of the underlying investor for the term of the agreement thereby minimizing risk and exposure to both parties. These reverse repurchase agreements are included within cash equivalents due to their high liquidity and relatively low risk.

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:(1)
Money market funds	$49,390	$—	$—	$49,390
U.S. agency obligations	3,249	—	—	3,249
Corporate notes and obligations	2,050	—	—	2,050
Commercial paper	3,998	—	—	3,998
Marketable securities:
Asset-backed securities	39,281	—	(17)	39,264
Corporate notes and obligations	105,698	5	(116)	105,587
Municipal securities	16,128	—	(23)	16,105
Certificate of deposit	15,500	20	—	15,520
U.S. treasury securities	5,004	—	—	5,004
Total cash equivalents and marketable securities	$240,298	$25	$(156)	$240,167
___________

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2017.
Maturities of our noncurrent marketable securities generally ranged from one to four years at both July 31, 2017 and January 31, 2017.
As of July 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$17,813	$(4)	$—	$—	$17,813	$(4)
Asset-backed securities	44,278	(21)	1,221	(1)	45,499	(22)
Corporate notes and obligations	106,474	(86)	8,391	(19)	114,865	(105)
Commercial paper	14,980	(1)	—	—	14,980	(1)
Municipal securities	11,001	(3)	1,974	(1)	12,975	(4)
Certificates of deposit	20,997	(3)	—	—	20,997	(3)
Total	$215,543	$(118)	$11,586	$(21)	$227,129	$(139)
No marketable securities held as of January 31, 2017 had been in a continuous unrealized loss position for more than twelve months. The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $15,000 as of July 31, 2017 and less than $1,000 to $26,000 as of January 31, 2017. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of July 31, 2017 and January 31, 2017. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three and six months ended July 31, 2017 and 2016.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the three and six months ended July 31, 2017 and 2016.

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

The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of July 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,173	$—	$—	$6,173
Corporate notes and obligations		4,000		4,000
Commercial paper	—	15,097	—	15,097
Municipal securities	—	5,999	—	5,999
Reverse repurchase agreement	—	9,000	—	9,000
Marketable securities:
U.S. agency obligations	—	17,812	—	17,812
Asset-backed securities	—	45,499	—	45,499
Corporate notes and obligations	—	192,753	—	192,753
Commercial paper	—	80,554	—	80,554
Municipal securities	—	14,358	—	14,358
Certificates of deposit	—	49,854	—	49,854
U.S. treasury securities	—	5,986	—	5,986
Restricted cash:
Money market funds	14,672	—	—	14,672
Total financial assets	$20,845	$440,912	$—	$461,757

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
There were no transfers into or out of Level 1, Level 2 or Level 3 assets and liabilities for the three and six months ended July 31, 2017 and 2016.
5.    Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	July 31, 2017	January 31, 2017
Computer equipment and software	$18,165	$17,981
Office furniture and equipment	5,956	4,350
Leasehold improvements	9,400	8,468
Construction in progress	2,310	—
Property and equipment, gross	35,831	30,799
Less: accumulated depreciation and amortization	(22,804)	(17,695)
Property and equipment, net	$13,027	$13,104
Construction in progress primarily consists of leasehold improvements that have not been placed into service as of July 31, 2017.
Depreciation expense was $2.4 million and $1.6 million for the three months ended July 31, 2017 and 2016, respectively, and $5.1 million and $3.1 million for the six months ended July 31, 2017 and 2016, respectively.

Intangible Assets
Intangible assets consisted of the following as of July 31, 2017 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$10,155	$(5,563)	$4,592	2.5
Customer relationships and other acquired intangible assets	6,125	(5,551)	574	0.3
Total	$16,280	$(11,114)	$5,166	2.3
Intangible assets consisted of the following as of January 31, 2017 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$10,155	$(4,548)	$5,607	2.9
Customer relationships and other acquired intangible assets	6,125	(4,681)	1,444	0.8
Total	$16,280	$(9,229)	$7,051	2.5
Amortization expense for intangible assets was $0.9 million for both the three months ended July 31, 2017 and 2016, and $1.9 million and $1.8 million for the six months ended July 31, 2017 and 2016, respectively.

The expected future amortization expense of these intangible assets as of July 31, 2017 is as follows (in thousands, by fiscal year):

Remaining six months of fiscal 2018	$1,590
2019	2,031
2020	1,140
2021	347
2022	58
Total intangible assets, net	$5,166
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	July 31, 2017	January 31, 2017
Accrued salaries and benefits	$3,234	$2,330
Accrued bonuses	10,369	15,338
Accrued commissions	7,896	11,856
Employee stock purchase plan withholdings	3,861	—
Accrued compensation-related taxes and other	6,894	3,852
Total accrued compensation	$32,254	$33,376

Other Accrued Liabilities
Other accrued liabilities consists of the following (in thousands):

	As of
	July 31, 2017	January 31, 2017
Accrued taxes	$2,241	$1,585
Deferred real estate costs	523	47
Accrued professional costs	2,196	2,147
Customer deposits	252	301
Deferred sublease income	1,266	861
Accrued self-insurance costs	938	746
Other	8,254	4,231
Total other accrued liabilities	$15,670	$9,918
Other includes amounts owed to third‑party vendors that provide marketing, corporate event planning and cloud‑computing services.
6.    Commitments and Contingencies
Letters of Credit
As of both July 31, 2017 and January 31, 2017, we had a total of $19.9 million and $16.8 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Operating Leases
We lease facilities space under non‑cancelable operating leases with various expiration dates. Future minimum lease payments and sublease proceeds under non-cancelable operating leases at July 31, 2017 are as follows (in thousands, by fiscal year):

	Minimum Lease Payments	Sublease Rental Proceeds	Net Minimum Lease Payments
Remaining six months of fiscal 2018	$7,131	(5,361)	1,770
2019	31,903	(13,295)	18,608
2020	33,525	(13,693)	19,832
2021	33,562	(14,101)	19,461
2022	30,700	(10,861)	19,839
2023 and thereafter	159,884	(4,278)	155,606
Total	$296,705	$(61,589)	$235,116
In February 2017, we entered into a new sublease agreement to sublet office space in Palo Alto, California. The sublease has a 45 month term commencing in the third quarter of fiscal 2018. Rental proceeds committed under this sublease are reflected above in the amounts of $1.6 million in fiscal 2018, $4.0 million in fiscal 2019, $4.1 million in fiscal 2020, $4.3 million in fiscal 2021 and $0.7 million in fiscal 2022.
In June 2017, we entered into a new non‑cancelable operating lease agreement to rent office space in San Francisco, California. The lease has an 87 months term, commences in January 2018 and ends in April 2025 with an option to renew for an additional 60 months. Total minimum lease payments under the lease agreement, included in the table above, are $34.5 million, of which $0.4 million was required to be prepaid upon execution of the lease agreement.
Rental expense related to our non‑cancelable operating leases was approximately $3.3 million and $2.2 million for the three months ended July 31, 2017 and 2016, respectively, and $5.7 million and $4.1 million for the six months ended July 31, 2017 and 2016, respectively.
Deferred rent
We account for operating leases containing predetermined fixed increases of the base rental rate during the lease term on a straight‑line basis over the lease term. We recorded the difference between amounts charged to operations and amounts payable under our operating leases as deferred rent in the consolidated balance sheets.
Indemnification
From time to time, we enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities and other claims arising from our use of the applicable premises, (ii) our bylaws, under which we must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship with us, (iii) contracts under which we must indemnify directors and certain officers for liabilities arising out of their relationship with us, (iv) contracts under which we may be required to indemnify customers or partners against certain claims, including claims from third parties asserting, among other things, infringement of their intellectual property rights, and (v) procurement, consulting, or license agreements under which we may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to the supplied products, technology or services. From time to time, we may receive indemnification claims under these contracts in the normal course of business. In addition, under these contracts we may have to modify the accused infringing intellectual property and/or refund amounts received.
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
We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain officers.
To date, we have not incurred any material costs, and have not accrued any liabilities in the consolidated financial statements as a result of these provisions.
Contingencies
In the ordinary course of business, we are or may be involved in a variety of litigation matters, suits, investigations, and proceedings, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these litigation matters can have an adverse impact on us because of defense costs, diversion of management resources, harm to reputation, and other factors. In addition, it is possible that an unfavorable resolution of one or more such litigation matters could, in the future, materially and adversely affect our financial position, results of operations, and cash flows in a particular period or subject us to an injunction that could seriously harm our business.
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to our outstanding legal matters management believes that the amount or estimable range of possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition including in a particular reporting period, could be materially adversely affected.
7.    Stockholders' Equity
Convertible Preferred Stock
There were no outstanding shares of convertible preferred stock as of July 31, 2017. Immediately prior to the closing of our IPO on May 3, 2017, all shares of our outstanding redeemable convertible preferred stock automatically converted into an aggregate of 74,907,415 shares of common stock and we reclassified $657.7 million from temporary equity to additional paid in capital on our condensed consolidated balance sheet.
Preferred Stock
In March 2017, our board of directors approved an increase to our authorized preferred stock to become effective on the closing of our IPO. At July 31, 2017 there were 20,000,000 shares of preferred stock, par value $0.00005, authorized and no shares of preferred stock issued and outstanding.
Common Stock
In March 2017 and April 2017, our board of directors and stockholders, respectively, approved an increase to our authorized common stock. At July 31, 2017 there were 1,200,000,000 shares of common stock, par value $0.00005, authorized and 131,250,336 shares of common stock issue and outstanding. The number of shares of common stock issued and outstanding at July 31, 2017 excludes 6,025,651 shares of common stock subject to RSUs that vested upon or subsequent to the effective date of our IPO and will be issued on a date to be determined by our board of directors. At January 31, 2017, there were 160,000,000 shares of common stock, par value $0.00005, authorized and 38,156,688 shares of common stock issue and outstanding.
8.    Stock Option Plans
We maintain two share-based compensation plans: the 2017 Equity Incentive Plan (2017 Plan), and the 2008 Equity Incentive Plan (2008 Plan) and collectively with the 2017 Plan, the Stock Plans. In March 2017, our board of directors adopted our 2017 Plan, which our stockholders approved in March 2017. The 2017 Plan became effective on April 27, 2017, the effective date of our IPO, and serves as the successor to our 2008 Plan. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
In March 2017, we increased the number of shares of common stock reserved for grant under the 2008 Plan by 2,000,000 shares.
In March 2017, we adopted the 2017 Plan with a reserve of 30,000,000 shares of our common stock for issuance under our 2017 Plan, plus an additional number of shares of common stock equal to any shares reserved but not issued or subject to outstanding awards under our 2008 Plan on the effective date of our 2017 Plan, plus, on and after the effective date of our 2017 Plan, (i) shares that are subject to outstanding awards under the 2008 Plan which cease to be subject to such awards, (ii) shares issued under the 2008 Plan which are forfeited or repurchased at their original issue price, and (iii) shares subject to awards under the 2008 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. The number of shares reserved for issuance under our 2017 Plan will increase automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares our common stock as of the immediately preceding January 31st or (ii) a number of shares determined by our board of directors.
As of July 31, 2017 there are 79,258,322 shares of common stock reserved and available for future issuance under the Stock Plans.

The Stock Plans provide for stock options to be granted at an exercise price not less than 100% of the fair market value at the grant date as determined by our board of directors, unless, with respect to incentive stock options, the optionee is a 10% stockholder, in which case the option price will not be less than 110% of such fair market value. Options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a four year period, with 25% vesting after one year and then ratably on a monthly basis for the remaining three years.
The following tables summarize stock option activity and related information under the Stock Plans:

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance — January 31, 2017	23,239,679	$4.67	6.0	$319,016
Granted	39,300	20.67	—	—
Exercised	(895,118)	2.31	—	—
Canceled	(172,419)	12.30	—	—
Balance — July 31, 2017	22,211,442	$4.73	5.4	$279,685
The total intrinsic value of options exercised during the six months ended July 31, 2017 and 2016 was $12.2 million and $12.4 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to option exercises has been recognized.
The weighted‑average grant‑date value for purposes of recognizing stock‑based compensation expense of employee options granted during the six months ended July 31, 2017 and 2016 was $8.83 and $10.24 per share, respectively.
The unamortized stock‑based compensation expense for options of $18.5 million at July 31, 2017 will be recognized over the average remaining vesting period of 1.7 years.
We issue RSUs to employees and directors under the Stock Plans. For new employee grants, the RSUs generally meet the service‑based condition over a four-year period, with 25% met after one year and then ratably on a quarterly basis for the remaining three years. For continuing employee grants, the RSUs generally meet the service‑based condition pro‑rata quarterly over the four‑year period (without a one‑year cliff).
The employee RSUs issued prior to our IPO under the 2008 Plan have two vesting conditions: (1) a service‑based condition and (2) a liquidity event‑related performance condition which is considered a performance‑based condition. On March 8, 2017, our board of directors modified the terms of the majority of our RSUs. Prior to the modification, if the liquidity event‑related performance condition was an IPO, employees were required to continue to provide service for six months following the effective date of an IPO. The modification removed the requirement, for the majority of RSUs, that the RSU recipient must continue to provide service for six months following the effective date of an IPO in order to vest in the award, with such shares to be issued on a date to be determined by our board of directors. All other significant terms of the RSUs remained unchanged. The modification established a new measurement date for these modified RSUs.
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

Restricted stock activity for our Stock Plans is as follows:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance —January 31, 2017	21,374,022	$22.36
Granted	3,531,520	16.55
Canceled	(666,479)	16.43
Vested and converted to shares	(41,115)	22.38
Balance —July 31, 2017	24,197,948	$15.25
The unamortized stock‑based compensation expense for RSUs of $153.2 million at July 31, 2017 will be recognized over the average remaining vesting period of 1.6 years. The number of RSUs outstanding at July 31, 2017 in the table above includes 6,025,651 shares of common stock subject to RSUs that vested upon or subsequent to the effective date of our IPO and will be issued on a date to be determined by our board of directors.
2017 Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). The ESPP became effective on April 27, 2017, the effective date of our IPO. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the United States Internal Revenue Code of 1986, as amended (Code). Purchases will be accomplished through participation in discrete offering periods. The first offering period and purchase period began on April 27, 2017 and will end on December 20, 2017 (or such other date determined by our board of directors or our compensation committee). Each subsequent offering period will be for six months (commencing each June 21 and December 21) and will consist of one six‑month purchase period, unless otherwise determined by our board of directors or our compensation committee.
Under our ESPP, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Our employees generally are eligible to participate in our ESPP if they are employed by us for at least 20 hours per week and more than five months in a calendar year. Employees who are 5% stockholders, or would become 5% stockholders as a result of their participation in our ESPP, are ineligible to participate in our ESPP. We may impose additional restrictions on eligibility. Our eligible employees are able to select a rate of payroll deduction between 1% and 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. No participant has the right to purchase shares of our common stock in an amount, when aggregated with purchase rights under all our employee stock purchase plans that are also in effect in the same calendar year(s), that has a fair market value of more than $25,000, determined as of the first day of the applicable purchase period, for each calendar year in which that right is outstanding. In addition, no participant is permitted to purchase more than 2,500 shares during any one purchase period or such lesser amount determined by our compensation committee or our board of directors. Once an employee is enrolled in our ESPP, participation will be automatic in subsequent offering periods. An employee’s participation automatically ends upon termination of employment for any reason.
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP will increase automatically on February 1st of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of either (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31st (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. As of July 31, 2017, $3.9 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in other accrued compensation.

9.    Income taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the six months ended July 31, 2017, our tax provision was $1.5 million, compared to $1.0 million for the same period a year ago. The tax provision for the six months ended July 31, 2017 primarily relates to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a full valuation allowance against our U.S. deferred tax assets.
10.    Related Party Transactions
Intel Corporation
We have been engaged in commercial transactions with Intel Corporation (Intel), a holder of our common stock, representing approximately 20% of outstanding shares as of July 31, 2017, with the right to designate a person that our board of directors must nominate for election, or nominate for re-election, to our board of directors, including a multi‑year subscription and services agreement, and a collaboration and optimization agreement. The aggregate revenue we recognized from Intel was $5.3 million and $3.9 million for the six months ended July 31, 2017 and 2016, respectively. There was $3.0 million and $2.3 million in accounts receivable due from Intel as of July 31, 2017 and January 31, 2017, respectively. There was $2.8 million and $2.1 million in deferred revenue as of July 31, 2017 and January 31, 2017, respectively.
Cloudera Foundation
In January 2017, the Cloudera Foundation, an independent non‑profit organization, was created to provide our products, skills and people, to help solve important social problems around the world. We donated 1,175,063 shares of our common stock to the Cloudera Foundation during the fourth quarter of fiscal 2017. In conjunction with the IPO, we donated $2.4 million, or 1% of the net proceeds, to fund the Cloudera Foundation’s activities. We do not control the Cloudera Foundation’s activities, and accordingly, we do not consolidate the financial statements of the Cloudera Foundation.
Other related parties
Certain members of our board of directors currently serve on the board of directors or as an executive of two companies that are our customers. The aggregate revenue we recognized from these customers was $3.4 million and $2.1 million for the six months ended July 31, 2017 and 2016, respectively. There was $0.6 million and $4.5 million in accounts receivable due from these customers as of July 31, 2017 and January 31, 2017, respectively. There was $5.7 million and $5.5 million in deferred revenue as of July 31, 2017 and January 31, 2017, respectively.
11.    Segment Information
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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue:
Subscription	$73,986	$50,688	$138,657	$91,360
Services	15,842	13,768	30,767	29,581
Total revenue	$89,828	$64,456	$169,424	$120,941

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Contribution margin:
Subscription	$62,974	41,870	117,387	73,980
Services	2,977	2,592	4,599	7,195
Total segment contribution margin	$65,951	$44,462	$121,986	$81,175
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Segment contribution margin	$65,951	$44,462	$121,986	$81,175
Amortization of acquired intangible assets	(941)	(945)	(1,885)	(1,830)
Stock-based compensation expense	(39,451)	(5,578)	(230,533)	(11,241)
Corporate costs, such as research and development, corporate general and administrative and other	(91,244)	(76,726)	(177,593)	(150,407)
Loss from operations	$(65,685)	$(38,787)	$(288,025)	$(82,303)
Sales outside of the United States represented approximately 28% and 23% of our total revenue for the three months ended July 31, 2017 and 2016, respectively, and 27% and 24% of our total revenue for the six months ended July 31, 2017 and 2016, respectively. All revenues from external customers are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of July 31, 2017 and January 31, 2017, assets located outside the United States were 2% and 3% of total assets, respectively.
12.    Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(64,229)	$(38,727)	$(286,548)	$(81,840)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	134,506	36,257	87,293	36,090
Net loss per share, basic and diluted	$(0.48)	$(1.07)	$(3.28)	$(2.27)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti‑dilutive (in thousands):

	As of July 31,
	2017	2016
Redeemable convertible preferred stock on an as-if converted basis	—	74,907
Stock options to purchase common stock	22,211	23,819
Restricted stock units	18,172	14,017
Shares issuable pursuant to the ESPP	1,004	—
Total	41,387	112,743
13.    Subsequent Events
In September 2017, we acquired Fast Forward Labs, a leading machine learning and applied artificial intelligence research company based in New York. This acquisition will be accounted for as a business combination. The estimated purchase price is not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31, and references throughout this Quarterly Report on Form 10-Q to a given fiscal year are to the twelve months ended on that date.
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
We market and sell our platform to a broad range of organizations, although we focus our selling efforts on the largest 8,000 corporate enterprises globally (Global 8000) as well as large public sector organizations. We target these organizations because they capture and manage the vast majority of the world’s data and operate highly complex IT environments. We market our platform primarily through a direct sales force while benefiting from business driven by our ecosystem of technology partners, resellers, OEMs, MSPs, independent software vendors and systems integrators. Our total number of Global 8000 customers grew to 562 as of July 31, 2017 from 500 as of January 31, 2017.
We compile our Global 8000 list based upon the FORBES Global 2000 ranking of the top 2000 global enterprises as determined by FORBES. The remainder of our Global 8000 list is based on entities listed in Data.com as having the highest annual revenue, excluding those that are already listed in the FORBES Global 2000. For purposes of customer count, we define a customer as an entity with a unique FORBES Global 2000 or Data.com identifier and quarterly subscription revenue as of the measurement date. We update our list of Global 8000 customers periodically. Our customer count is subject to adjustments for acquisitions, spin‑offs and other market activity and previously disclosed numbers of customers are restated to allow for comparability. While we do not typically count multiple entities within a given Global 8000 customer as a new customer, we do make exceptions for holding companies and other organizations for which the FORBES Global 2000 or Data.com identifier in our judgment does not accurately represent the Cloudera customer. The FORBES Global 2000 list is updated annually in the second quarter of the calendar year and we have since restated our previously disclosed numbers of customers to allow for comparability.
We have a broad customer base that spans industries and geographies. For the three and six months ended July 31, 2017 and 2016, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 27%, and 24% of our total revenue for the six months ended July 31, 2017 and 2016, respectively.
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
Our net expansion rate equals the simple arithmetic average of our quarterly net subscription revenue expansion rate for the four quarters ending with the most recently completed fiscal quarter. We have excluded Intel Corporation from our calculation of net expansion rate, as it is a related party. Our net expansion rate for the period ended July 31, 2017 was 140% as compared to 137% for the same period a year ago.
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
Cost of Revenue
Cost of revenue for subscriptions primarily consists of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Cost of revenue for services primarily consists of personnel costs including salaries, bonuses, benefits and stock‑based compensation, fees to subcontractors associated with service contracts, travel costs and allocated shared costs (including rent and information technology). We expect cost of revenue to increase in absolute dollars for the foreseeable future as we continue to obtain new customers and expand our relationship with existing customers. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the six months ended July 31, 2017 our initial public offering (IPO) was declared effective and the performance-based condition for the restricted stock units (RSUs) was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
Operating Expenses
Research and Development.  Research and development expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our research and development employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology. We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to enhance and add new technologies, features and functionality to our subscriptions. We also expect allocated shared costs to increase in future periods due to the commencement of the lease for our new headquarters in Palo Alto in July 2017. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the six months ended July 31, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales‑based incentives, benefits and stock‑based compensation for our sales and marketing employees. In addition, sales and marketing expenses also includes costs for advertising, promotional events, corporate communications, product marketing and other brand‑building activities, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Sales‑based incentives are expensed as incurred. We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in selling and marketing activities to attract new customers and expand our relationship with existing customers. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the six months ended July 31, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third‑party professional services, including consulting, legal and accounting services and other corporate expenses, and allocated shared costs (including rent and information technology). We expect our general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with becoming a public company. We also expect allocated shared costs to increase in future periods due to the commencement of the lease for our new headquarters in Palo Alto in July 2017. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the six months ended July 31, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
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
Significant Impacts of Stock‑Based Compensation Expense
We have granted RSUs to our employees and members of our board of directors under our 2008 Equity Incentive Plan (2008 Plan). The employee RSUs vest upon the satisfaction of both a service‑based condition and a liquidity event‑related performance condition. The service‑based vesting condition for these awards is generally satisfied pro‑rata over four years. The liquidity event‑related performance vesting condition is satisfied upon the occurrence of a qualifying event, such as the effective date of an IPO, or six months following the effective date of an IPO.
The liquidity event‑related performance condition was achieved for the majority of our RSUs and probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million attributable to service prior to such effective date. The shares will be issued on a date to be determined by the board of directors that will be on or after the second full trading day following the release of earnings by us for the second quarter of fiscal 2018.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Revenue:
Subscription	$73,986	$50,688	$138,657	$91,360
Services	15,842	13,768	30,767	29,581
Total revenue	89,828	64,456	169,424	120,941
Cost of revenue:(1) (2)
Subscription	15,215	9,706	41,687	19,057
Services	16,755	11,633	50,395	23,317
Total cost of revenue	31,970	21,339	92,082	42,374
Gross profit	57,858	43,117	77,342	78,567
Operating expenses:(1) (2)
Research and development	42,844	26,635	138,675	51,150
Sales and marketing	62,135	46,902	172,578	93,044
General and administrative	18,564	8,367	54,114	16,676
Total operating expenses	123,543	81,904	365,367	160,870
Loss from operations	(65,685)	(38,787)	(288,025)	(82,303)
Interest income, net	1,440	708	2,089	1,448
Other income (expense), net	817	(178)	839	(15)
Net loss before provision for income taxes	(63,428)	(38,257)	(285,097)	(80,870)
Provision for income taxes	(801)	(470)	(1,451)	(970)
Net loss	$(64,229)	$(38,727)	$(286,548)	$(81,840)

___________

(1)	Amounts include stock‑based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue – subscription	$3,693	$374	$19,393	$708
Cost of revenue – services	3,890	457	24,227	931
Research and development	13,128	1,458	81,029	3,013
Sales and marketing	12,137	1,474	72,678	3,033
General and administrative	6,603	1,815	33,206	3,556
Total stock‑based compensation expense	$39,451	$5,578	$230,533	$11,241

(2)	Amounts include amortization of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue – subscription	$510	$514	$1,024	$969
Sales and marketing	431	431	861	861
Total amortization of acquired intangible assets	$941	$945	$1,885	$1,830

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue:
Subscription	82%	79%	82%	76%
Services	18	21	18	24
Total revenue	100	100	100	100
Cost of revenue(1) (2):
Subscription	17	15	24	16
Services	19	18	30	19
Total cost of revenue	36	33	54	35
Gross margin	64	67	46	65
Operating expenses(1) (2):
Research and development	48	41	82	42
Sales and marketing	69	73	102	77
General and administrative	20	13	32	14
Total operating expenses	137	127	216	133
Loss from operations	(73)	(60)	(170)	(68)
Interest income, net	1	1	1	1
Other income (expense), net	1	—	1	—
Net loss before provision for income taxes	(71)	(59)	(168)	(67)
Provision for income taxes	(1)	(1)	(1)	(1)
Net loss	(72)%	(60)%	(169)%	(68)%
___________

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Cost of revenue – subscription	4%	1%	11%	1%
Cost of revenue – services	4	1	14	1
Research and development	15	2	48	2
Sales and marketing	14	2	43	2
General and administrative	7	3	20	3
Total stock‑based compensation expense	44%	9%	136%	9%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Cost of revenue – subscription	1%	1%	1%	1%
Sales and marketing	—	—	—	1
Total amortization of acquired intangible assets	1%	1%	1%	2%

Three and Six Months Ended July 31, 2017 and 2016
Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$73,986	$50,688	$23,298	46%	$138,657	$91,360	$47,297	52%
Services	15,842	13,768	2,074	15%	30,767	29,581	1,186	4%
Total revenue	$89,828	$64,456	$25,372	39%	$169,424	$120,941	$48,483	40%
As a percentage of total revenue:
Subscription	82%	79%			82%	76%
Services	18%	21%			18%	24%
Total revenue	100%	100%			100%	100%
The increase in subscription revenue for the three and six months ended July 31, 2017, as compared to the same periods a year ago, was primarily attributable to volume driven increases in subscription sales to new and existing customers. Our net expansion rate for the period ended July 31, 2017 was 140% as compared to 137% for the same period a year ago.
Our services revenue for the three and six months ended July 31, 2017 increased, as compared to the same periods a year ago, at a lower rate compared to the increase in our subscription revenue primarily due to our efforts to develop relationships with partners, system integrators and training vendors, resulting in a shift of the provision of such services to these partners. Customers benefit from the increased choice in partners, and we anticipate that our services revenue will continue to decrease as a percentage of total revenue in future periods.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$15,215	$9,706	$5,509	57%	$41,687	$19,057	$22,630	119%
Services	16,755	11,633	5,122	44%	50,395	23,317	27,078	116%
Total cost of revenue	$31,970	$21,339	$10,631	50%	$92,082	$42,374	$49,708	117%
Gross profit	$57,858	$43,117	$14,741	34%	$77,342	$78,567	$(1,225)	(2)%
Gross margin:
Subscription	79%	81%			70%	79%
Services	(6)%	16%			(64)%	21%
Total gross margin	64%	67%			46%	65%
Cost of revenue, as a percentage of total revenue:
Subscription	17%	15%			24%	16%
Services	19%	18%			30%	19%
Total cost of revenue	36%	33%			54%	35%
The increase in cost of revenue for subscription for the three months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $1.7 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers and an increase of $3.3 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Subscription gross margin declined from 81% to 79% in the three months ended July 31, 2017 as compared to the same period a year ago due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO. We expect subscription gross margin to decline in future fiscal 2018 periods, as compared to the same periods in fiscal 2017, due to the recording of stock‑based compensation expense related to RSUs being probable of achieving their vesting condition, whereas achievement of vesting was not probable in fiscal 2017 and no stock‑based compensation expense was recorded for these RSUs, partially offset by improvement in economies of scale. Excluding the impact of stock‑based compensation expense, we expect subscription gross margin to continue to improve.
The increase in cost of revenue for subscription for the six months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $3.2 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers and an increase of $18.7 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Subscription gross margin declined from 79% to 70% in the six months ended July 31, 2017 as compared to the same period a year ago due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.

The increase in cost of revenue for services for the three months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $1.3 million in salaries and benefits related to growth in employee headcount and an increase of $3.4 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Services gross margin declined from 16% to negative 6% in the three months ended July 31, 2017 as compared to the same period a year ago due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO. We expect services gross margin to decline in future fiscal 2018 periods, as compared to the same periods in fiscal 2017, due to the recording of stock‑based compensation expense related to RSUs being probable of achieving their vesting condition, whereas achievement of vesting was not probable in fiscal 2017 and no stock‑based compensation expense was recorded for these RSUs, partially offset by increased utilization of chargeable consultants.
The increase in cost of revenue for services for the six months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $3.0 million in salaries and benefits related to growth in employee headcount and an increase of $23.3 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Services gross margin declined from 21% to negative 64% in the six months ended July 31, 2017 as compared to the same period a year ago due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Operating Expenses

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$42,844	$26,635	$16,209	61%	$138,675	$51,150	$87,525	171%
Sales and marketing	62,135	46,902	$15,233	32%	172,578	93,044	$79,534	85%
General and administrative	18,564	8,367	$10,197	122%	54,114	16,676	$37,438	225%
Total operating expenses	$123,543	$81,904	$41,639	51%	$365,367	$160,870	$204,497	127%
Operating expenses, as a percentage of total revenue:
Research and development	48%	41%			82%	42%
Sales and marketing	69%	73%			102%	77%
General and administrative	20%	13%			32%	14%
Total operating expenses	137%	127%			216%	133%
Research and Development
The increase in research and development expenses for the three months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $3.9 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount and an increase of $11.7 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.

The increase in research and development expenses for the six months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $7.7 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount and an increase of $78.0 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Sales and Marketing
The increase in sales and marketing expenses for the three months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $4.2 million in employee‑related costs including salaries, incentive‑based compensation, benefits and travel costs, associated with the growth in employee headcount to support our overall sales activities and an increase of $10.7 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
The increase in sales and marketing expenses for the six months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $9.5 million in employee‑related costs including salaries, incentive‑based compensation, benefits and travel costs, associated with the growth in employee headcount to support our overall sales activities and an increase of $69.6 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
General and Administrative
The increase in general and administrative expenses for the three months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $2.0 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount to support our overall expansion, and a cash donation of $2.4 million, or 1% of the net proceeds from the IPO, to fund the Cloudera Foundation, and an increase of $4.8 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
The increase in general and administrative expenses for the six months ended July 31, 2017 as compared to the same period a year ago was primarily due to an increase of $4.7 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount to support our overall expansion, a cash donation of $2.4 million, or 1% of the net proceeds from the IPO, to fund the Cloudera Foundation, and an increase of $29.7 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$(801)	$(470)	$(331)	70%	$(1,451)	$(970)	$(481)	50%
Provision for income taxes increased in both the three and six months ended July 31, 2017, as compared to the same period a year ago, primarily due to an increase in pre‑tax income and tax withholdings in our foreign locations driven by our continued international expansion into new countries.
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

Liquidity and Capital Resources
As of July 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $475.8 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, and reverse repurchase agreements, and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO, private sales of equity securities, as well as payments received from customers for our subscriptions and services.
We believe our existing liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our net expansion rate, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our subscriptions and services and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, or at all, we may not be able to adequately fund our business plans and it could have a negative effect on our operating cash flows and financial condition.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(17,866)	$(52,099)
Cash provided by (used in) investing activities	(228,323)	65,073
Cash provided by financing activities	243,618	1,633
Effect of exchange rate changes	(77)	34
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,648)	$14,641
Cash Used in Operating Activities
During the six months ended July 31, 2017, cash used in operating activities was $17.9 million which was due to a net loss of $286.5 million offset by non‑cash adjustments of $237.9 million and a decrease from net change in operating assets and liabilities of $30.7 million. Non‑cash adjustments consisted of $7.0 million of depreciation and amortization, $230.5 million of stock‑based compensation, and $0.4 million in accretion and amortization of marketable securities. The net change in operating assets and liabilities was due to an increase in deferred revenue of $13.7 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, an increase in accounts payable and accrued expenses and other liabilities of $4.6 million due to timing of payments to vendors, a decrease in prepaid expenses and other assets of $0.6 million, a decrease in accounts receivable of $16.7 million due to the timing of invoicing compared to the receipt of cash from customers, offset by a decrease in accrued compensation of $5.0 million due to the timing of bonus and incentive-based compensation payments.
During the six months ended July 31, 2016, cash used in operating activities was $52.1 million which was due to a net loss of $81.8 million partially offset by non‑cash adjustments of $18.2 million and a decrease from net change in operating assets and liabilities of $11.6 million. Non‑cash adjustments consisted of $5.0 million of depreciation and amortization, $11.2 million of stock‑based compensation and $2.0 million in accretion and amortization of marketable securities. The net change in operating assets and liabilities was due to an increase in deferred revenue of $8.6 million due to the receipt of cash from customers in advance of revenue recognition, an increase in accounts payable and accrued expenses and other liabilities of $2.9 million due to growth in operations and timing of payments to vendors, a decrease in accounts receivable of $4.0 million due to the timing of invoicing compared to the receipt of cash from customers, offset by an increase of $0.8 million in prepaid expenses and other assets, a decrease in accrued compensation of $3.1 million due to the timing of bonus and incentive-based compensation payments.
Cash Provided by (Used in) Investing Activities
During the six months ended July 31, 2017, cash used in investing activities was $228.3 million which was due to purchases of marketable securities of $387.2 million and capital expenditures for the purchase of property and equipment of $2.0 million, offset by sales and maturities of marketable securities of $160.8 million.
During the six months ended July 31, 2016, cash provided by investing activities was $65.1 million which was due to sales and maturities of marketable securities of $164.3 million, offset by purchases of marketable securities of $90.4 million, cash used in business combinations, net of cash acquired, of $2.7 million, and purchases of property and equipment of $6.1 million.
Cash Provided by Financing Activities
During the six months ended July 31, 2017, cash provided by financing activities was $243.6 million which was due to the net proceeds from the issuance of common stock in the IPO of $237.7 million and proceeds from the exercise of stock options and ESPP withholdings of $5.9 million.
During the six months ended July 31, 2016, cash provided by financing activities was $1.6 million which was due to proceeds from the exercise of stock options.
Off‑Balance Sheet Arrangements
Through July 31, 2017, we have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act), on April 28, 2017. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a table of our contractual obligations and commitments as of the date of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
 There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and estimates disclosed in the final prospectus for our IPO dated as of April 27, 2017, and filed with the SEC on April 28, 2017, pursuant to Rule 424(b)(4) under the Securities Act.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $475.8 million as of July 31, 2017, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, and reverse repurchase agreements, and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $4.1 million.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non‑U.S. operations, the majority of our revenue and expenses are denominated in other currencies such as Euro, British Pound Sterling, Australian Dollar and Chinese Yuan. For the six months ended July 31, 2017, approximately 11% of our revenue and approximately 10% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the six months ended July 31, 2017, we recorded a gain on foreign exchange transactions of $0.8 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates could have an adverse impact on our financial results.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
 Changes in internal control over financial reporting.
Our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our founding in 2008, including net losses of $286.5 million and $187.3 million for the six months ended July 31, 2017 and the year ended January 31, 2017, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $962.5 million at July 31, 2017. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components under our hybrid open source software (HOSS) model, and continue to develop our platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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

•
strategic and technology partners who may also offer our competitors’ technology or otherwise partner with them, including our strategic partners who provide Partner Solutions (as defined below) as they may offer a substantially similar solution based on a competitor’s technology; and

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
Some of our competitors have made or could make acquisitions of businesses or enter into partnerships that allow them to offer more competitive and comprehensive solutions. As a result of such transactions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and gross margins and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid‑size software firms and consequently customers’ willingness to purchase from such firms.
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
We seek to grow our partner ecosystem as a way to grow our business. To grow our business, we anticipate that we will continue to establish and maintain relationships with third parties, such as resellers, OEMs, system integrators, independent software and hardware vendors and platform and cloud service providers. For example, in 2014, we entered into a strategic collaboration and optimization agreement with Intel Corporation (Intel). In addition, we work closely with select vendors to design solutions to specifically address the needs of certain industry verticals or use cases within those verticals, which we refer to as Partner Solutions. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all. Moreover, we cannot guarantee that the companies with which we have strategic relationships will continue to devote the resources necessary to expand our reach, increase our distribution and increase the number of Partner Solutions and associated use cases. In addition, customer satisfaction with Partner Solutions may be less than anticipated, negatively impacting anticipated revenue growth and results of operations. Further, some of our strategic partners offer competing products and services or also work with our competitors. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot assure you that these relationships will result in increased customer usage of our platform or increased revenue.
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
As we operate and sell internationally, we are subject to the Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act of 2010 (the UK Bribery Act), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Africa, East Asia, Eastern Europe, South America and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various anti‑corruption laws, even though these parties may not be under our control. While we have implemented policies and controls intended to prevent these practices by our employees, consultants, sales agents and channel partners, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA, the UK Bribery Act and other laws may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act), the Sarbanes‑Oxley Act of 2002 (the Sarbanes‑Oxley Act), the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd‑Frank Act), the rules and regulations of the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time‑consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the JOBS Act), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”
Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended (Securities Act), registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non‑emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.
We will remain an “emerging growth company” for up to five years. However, among other factors, if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of any July 31 after our first annual report, we would cease to be an “emerging growth company” as of the following January 31.
These new rules and regulations will make it more expensive for us, as a public company, to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating losses (NOLs) to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. For example, we recently performed an analysis to determine whether an ownership change had occurred since our inception which identified two historical ownership changes. While these limitations did not result in a material restriction on the use of our NOLs, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a portion of the NOLs reflected on our balance sheet, even if we attain profitability.
We have business and customer relationships with certain entities who are stockholders or are affiliated with our directors, or both, and conflicts of interest may arise because of such relationships.
Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, we have entered into strategic relationships and/or customer relationships with Intel. Our former director, Kim Stevenson, who resigned in February 2017, was an employee of Intel, and Intel is a stockholder. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.
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
The market price of our common stock has been, and will likely continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2017 at a price of $15.00 per share, our stock price has ranged from $15.40 to $23.35 through August 31, 2017. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 53.5% of our outstanding common stock as of August 31, 2017. As a result, these stockholders, if acting together, would have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
In addition, Intel held approximately 19.8% of our outstanding common stock as of August 31, 2017. As such, Intel could have considerable influence over matters such as approving a potential acquisition of us. Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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
In addition, as of July 31, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 22,211,442 shares of common stock. We also had 24,197,948 RSUs outstanding as of July 31, 2017 some of which vested upon the effective date of the initial public offering. All of the shares of common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock‑up or market standoff agreements and applicable vesting requirements.
As of July 31, 2017, the holders of 81,260,841 shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds for Initial Public Offering of Common Stock
On April 27, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-217071) for our IPO effective.
There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 28, 2017 pursuant to Rule 424(b)(4).
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

CLOUDERA, INC.

Date: September 12, 2017	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 12, 2017	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)