Form 10-Q
period 2017-10-31
Cloudera, Inc.
filed 2017-12-08
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of November 30, 2017, there were 141,233,240 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2017	January 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,797	$74,186
Short-term marketable securities	326,717	160,770
Accounts receivable, net	66,170	101,549
Prepaid expenses and other current assets	23,786	13,197
Total current assets	479,470	349,702
Property and equipment, net	15,578	13,104
Marketable securities, noncurrent	76,464	20,710
Intangible assets, net	6,655	7,051
Goodwill	33,621	31,516
Restricted cash	18,050	15,446
Other assets	4,673	5,015
TOTAL ASSETS	$634,511	$442,544
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,761	$3,550
Accrued compensation	40,029	33,376
Other accrued liabilities	16,931	9,918
Deferred revenue, current portion	197,013	192,242
Total current liabilities	255,734	239,086
Deferred revenue, less current portion	35,074	25,182
Other liabilities	13,615	4,345
TOTAL LIABILITIES	304,423	268,613
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock	—	657,687
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	7	2
Additional paid-in capital	1,348,578	192,795
Accumulated other comprehensive loss	(614)	(556)
Accumulated deficit	(1,017,883)	(675,997)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	330,088	(483,756)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$634,511	$442,544

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue:
Subscription	$78,105	$52,733	$216,762	$144,093
Services	16,464	14,525	47,231	44,106
Total revenue	94,569	67,258	263,993	188,199
Cost of revenue:(1) (2)
Subscription	14,486	9,787	56,173	28,844
Services	18,640	12,652	69,035	35,969
Total cost of revenue	33,126	22,439	125,208	64,813
Gross profit	61,443	44,819	138,785	123,386
Operating expenses:(1) (2)
Research and development	38,095	25,968	176,770	77,118
Sales and marketing	64,061	54,206	236,639	147,250
General and administrative	15,877	8,633	69,991	25,309
Total operating expenses	118,033	88,807	483,400	249,677
Loss from operations	(56,590)	(43,988)	(344,615)	(126,291)
Interest income, net	1,501	695	3,590	2,143
Other income (expense), net	(490)	(296)	349	(311)
Net loss before benefit from (provision for) income taxes	(55,579)	(43,589)	(340,676)	(124,459)
Benefit from (provision for) income taxes	241	(456)	(1,210)	(1,426)
Net loss	$(55,338)	$(44,045)	$(341,886)	$(125,885)
Net loss per share, basic and diluted	$(0.40)	$(1.20)	$(3.27)	$(3.47)
Weighted-average shares used in computing net loss per share, basic and diluted	138,506	36,598	104,551	36,261
___________

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Cost of revenue – subscription	$2,750	$343	$22,143	$1,051
Cost of revenue – services	4,187	432	28,414	1,363
Research and development	9,110	1,313	90,139	4,326
Sales and marketing	10,070	1,463	82,748	4,496
General and administrative	5,030	1,766	38,236	5,322

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Cost of revenue – subscription	$584	$514	$1,608	1,483
Sales and marketing	454	431	1,315	1,292

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net loss	$(55,338)	$(44,045)	$(341,886)	$(125,885)
Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	59	(27)	33	6
Unrealized gain (loss) on investments	(152)	(117)	(91)	236
Total other comprehensive income (loss), net of tax	(93)	(144)	(58)	242
Comprehensive loss	$(55,431)	$(44,189)	$(341,944)	$(125,643)

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(341,886)	$(125,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,695	7,471
Stock-based compensation	261,680	16,558
Release of deferred tax valuation allowance	(806)	—
Accretion and amortization of marketable securities	657	2,420
Loss on disposal of fixed assets	(111)	—
Changes in assets and liabilities:
Accounts receivable	35,536	1,856
Prepaid expenses and other assets	(5,459)	378
Accounts payable	(2,326)	910
Accrued compensation	(1,231)	4,328
Accrued expenses and other liabilities	9,442	3,498
Deferred revenue	14,527	3,847
Net cash used in operating activities	(20,282)	(84,619)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(514,157)	(103,776)
Sales of marketable securities	57,436	51,138
Maturities of marketable securities	233,732	155,232
Cash used in business combinations, net of cash acquired	(1,937)	(2,700)
Capital expenditures	(9,005)	(6,934)
Proceeds from sale of fixed assets	145	—
Net cash provided by (used in) investing activities	(233,786)	92,960
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in initial public offering	237,422	—
Net proceeds from follow-on offering	46,803	—
Taxes paid related to net share settlement of restricted stock units	(50,503)	—
Proceeds from employee stock plans	11,221	2,553
Net cash provided by financing activities	244,943	2,553
Effect of exchange rate changes	340	6
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,785)	10,900
Cash, cash equivalents and restricted cash — Beginning of period	89,632	35,994
Cash, cash equivalents and restricted cash — End of period	$80,847	$46,894
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,840	$1,031
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in other accrued liabilities	$261	$36
Fair value of common stock issued as consideration for business combination	$2,081	$—
Offering costs in accounts payable and other accrued liabilities	$858	$—
Conversion of redeemable convertible preferred stock to common stock	$657,687	$—

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
As of October 31, 2017 and January 31, 2017, we had an accumulated deficit totaling $1.0 billion and $676.0 million, respectively. We have funded our operations primarily with the net proceeds we received through the sale of our common stock in our initial public offering (IPO), our follow-on public offering (Follow-on Offering), other public or private sales of equity securities and proceeds from the sale of our subscriptions and services. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
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
Follow-On Offering
On October 2, 2017, we completed our Follow-on Offering, in which we issued and sold 3,000,000 shares of common stock and certain stockholders sold 10,432,114 shares of common stock. The price per share to the public was $16.45. We received net proceeds of $46.0 million after deducting underwriting discounts and commissions of $2.0 million and other issuance costs of $1.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We issued and sold shares in the offering in order to fund the withholding and remittance obligations in connection with the vesting and settlement of RSUs, and the amount of shares that we issued and sold in the offering was substantially equivalent to the number of shares of common stock that we withheld in connection with such net settlements.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries which are located in various countries, including the United States, Australia, China, Germany, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The condensed consolidated balance sheet as of January 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2017 are not necessarily indicative of results to be expected for the full year ending January 31, 2018 or for any other interim period or for any other future year.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2017, included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act), with the SEC on September 28, 2017.
Significant Accounting Policies
There have been no changes to our significant accounting policies described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, on September 28, 2017.
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
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of October 31,
	2017	2016
Cash and cash equivalents	$62,797	$31,448
Restricted cash	18,050	15,446
Cash, cash equivalents and restricted cash	$80,847	$46,894

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
At October 31, 2017, no customer represented 10% or more of accounts receivable. At January 31, 2017, one customer represented 21% of accounts receivable. For the three and nine months ended October 31, 2017 and 2016, no single customer accounted for 10% or more of revenue.
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
We have elected to calculate the fair value of stock options based on the Black‑Scholes option‑pricing model. The Black‑Scholes model requires the use of various assumptions including expected option life and expected stock price volatility. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the award. We estimate the options’ volatility using volatilities of a group of public companies in a comparable industry, stage of life cycle, and size. The interest rate is derived from government bonds with a similar term as the options’ expected lives. We have not declared nor do we expect to declare dividends. Therefore, there is no dividend impact on the valuation of options. We are using the straight‑line (single‑option) method for employee expense attribution for stock options.
We have granted restricted stock units (RSUs) to our employees and members of our board of directors under the 2008 Equity Incentive Plan (2008 Plan). The employee RSUs vest upon the satisfaction of both a service‑based condition and a liquidity event‑related performance condition. The service‑based condition for the majority of these awards is generally satisfied pro‑rata over four years. The liquidity event‑related performance condition is satisfied upon the occurrence of a qualifying liquidity event, such as the effective date of an IPO, or six months following the effective date of an IPO. During the quarter ended April 30, 2017, the majority of RSUs were modified such that the liquidity event‑related performance condition is satisfied upon the effective date of an IPO, rather than six months following an IPO. The modification established a new measurement date for these modified RSUs. The liquidity event‑related performance condition is viewed as a performance‑based criterion for which the achievement of such liquidity event is not deemed probable for accounting purposes until the event occurs. The liquidity event‑related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million attributable to service prior to such effective date. Shares subject to RSUs in which the liquidity event-related performance condition was satisfied upon the effective date of the IPO were issued on September 27, 2017, the effective date of our Follow-on Offering to the extent the service‑based condition had been met.
Prior to our IPO, stock‑based compensation expense was also recorded when a holder of an economic interest in Cloudera purchased shares from an employee for an amount in excess of the fair value of the common stock at the time of the purchase. We recognized any excess value transferred in these transactions as stock‑based compensation expense in the consolidated statement of operations.
Stock options and other equity awards granted to non‑employees are accounted for at their estimated fair value using the Black‑Scholes method. These awards are subject to periodic re‑measurement over the period during which services are rendered. Stock‑based compensation expense is recognized over the vesting period on a straight‑line basis.

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
We are also currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements. We are in the initial stages of our evaluation of the impact of ASU 2014‑09 on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to engaging third party service providers to assist in the evaluation. While we continue to assess all potential impacts under ASU 2014‑09, we have completed a preliminary assessment to determine the effect of adoption on our existing revenue arrangements and are analyzing specific transactions to confirm those conclusions. We have also begun implementing our new revenue recognition systems.
We currently recognize subscription revenue ratably over the subscription period. Under the new standard, these subscription arrangements represent two performance obligations; a software license that is delivered upfront and a series of performance obligations that are delivered over time. We believe that a significant portion of our subscription revenue meets the criteria for revenue recognition over time and the vast majority of the revenue will continue to be recognized ratably under the new standard. We expect that a portion of the arrangement fee related to the software license will be recognized upfront, which we believe will usually be insignificant in comparison to the entire arrangement, as we offer the substantial majority of functional features for free in the open source version of our software. Accounting for certain sales commissions under ASU 2014‑09 is different than our current accounting policy which is to expense sales commissions as incurred whereas such costs will be deferred and amortized under ASU 2014‑09. This will result in an increase in deferred costs recognized on our balance sheet. Additionally, we preliminarily believe that the amortization period for such deferred commission costs will be longer than the contract term, as ASU 2014‑09 requires entities to determine whether the costs relate to specific anticipated contracts.
While we continue to assess the potential impacts of ASU 2014‑09, including the areas described above, and anticipate ASU 2014‑09 could have a material impact on our consolidated financial statements, we do not know and cannot reasonably estimate the quantitative impact on our financial statements at this time.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. For all other entities, it is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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

3.    Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of October 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:(1)
Money market funds	$6,882	$—	$—	$6,882
Asset-backed securities	500			500
Commercial paper	13,995	—	—	13,995
Municipal securities	4,475	—	—	4,475
Reverse repurchase agreements(2)	4,000	—	—	4,000
Marketable securities:
U.S. agency obligations	7,812	—	(19)	7,793
Asset-backed securities	37,245	—	(36)	37,209
Corporate notes and obligations	198,401	19	(172)	198,248
Commercial paper	84,636	3	—	84,639
Municipal securities	14,342	—	(11)	14,331
Certificates of deposit	29,150	5	(3)	29,152
U.S. treasury securities	31,816	—	(7)	31,809
Total cash equivalents and marketable securities	$433,254	$27	$(248)	$433,033
___________

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of October 31, 2017.

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
Maturities of our noncurrent marketable securities generally ranged from one to three years at October 31, 2017 and one to four years at January 31, 2017.
As of October 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$7,793	$(19)	$—	$—	$7,793	$(19)
Asset-backed securities	34,486	(35)	747	(1)	35,233	(36)
Corporate notes and obligations	153,659	(143)	16,394	(30)	170,053	(173)
Municipal securities	13,806	(11)	—	—	13,806	(11)
Certificates of deposit	10,497	(3)	—	—	10,497	(3)
U.S. treasury securities	31,809	(6)	—	—	31,809	(6)
Total	$252,050	$(217)	$17,141	$(31)	$269,191	$(248)
No marketable securities held as of January 31, 2017 had been in a continuous unrealized loss position for more than twelve months. The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $19,000 as of October 31, 2017 and less than $1,000 to $26,000 as of January 31, 2017. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of October 31, 2017 and January 31, 2017. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three and nine months ended October 31, 2017 and 2016.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the three and nine months ended October 31, 2017 and 2016.

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

The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of October 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,882	$—	$—	$6,882
Asset-backed securities		500		500
Commercial paper	—	13,995	—	13,995
Municipal securities	—	4,475	—	4,475
Reverse repurchase agreement	—	4,000	—	4,000
Marketable securities:
U.S. agency obligations	—	7,793	—	7,793
Asset-backed securities	—	37,209	—	37,209
Corporate notes and obligations	—	198,248	—	198,248
Commercial paper	—	84,639	—	84,639
Municipal securities	—	14,331	—	14,331
Certificates of deposit	—	29,152	—	29,152
U.S. treasury securities(1)	29,817	1,992	—	31,809
Restricted cash:
Money market funds	14,672	—	—	14,672
Total financial assets	$51,371	$396,334	$—	$447,705
________

(1)	U.S. treasury securities classified as Level 1 are U.S. treasury bills for which there are quoted prices in active markets

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
We value our Level 1 assets using quoted prices in active markets for identical instruments. We value our Level 2 assets with the help of a third‑party pricing service using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or pricing models such as discounted cash flow techniques. We use such pricing data as the primary input, to which we have not made any material adjustments during the periods presented, to make our determination and assessments as to the ultimate valuation of these assets.There were no transfers into or out of Level 1, Level 2 or Level 3 assets and liabilities for the three and nine months ended October 31, 2017 and 2016.
5.    Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	October 31, 2017	January 31, 2017
Computer equipment and software	$17,841	$17,981
Office furniture and equipment	7,648	4,350
Leasehold improvements	13,030	8,468
Construction in progress	612	—
Property and equipment, gross	39,131	30,799
Less: accumulated depreciation and amortization	(23,553)	(17,695)
Property and equipment, net	$15,578	$13,104
Construction in progress primarily consists of leasehold improvements that have not been placed into service as of October 31, 2017.
Depreciation expense was $1.6 million for both the three months ended October 31, 2017 and 2016 and $6.7 million and $4.7 million for the nine months ended October 31, 2017 and 2016, respectively.

Intangible Assets
Intangible assets consisted of the following as of October 31, 2017 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(6,148)	$5,838	2.7
Customer relationships and other acquired intangible assets	6,797	(5,980)	817	4.0
Total	$18,783	$(12,128)	$6,655	2.9
Intangible assets consisted of the following as of January 31, 2017 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$10,155	$(4,548)	$5,607	2.9
Customer relationships and other acquired intangible assets	6,125	(4,681)	1,444	0.8
Total	$16,280	$(9,229)	$7,051	2.5
Amortization expense for intangible assets was $1.0 million for both the three months ended October 31, 2017 and 2016, and $2.9 million and $2.8 million for the nine months ended October 31, 2017 and 2016, respectively.

The expected future amortization expense of these intangible assets as of October 31, 2017 is as follows (in thousands, by fiscal year):

Remaining three months of fiscal 2018	$801
2019	2,628
2020	1,737
2021	944
2022	464
2023	81
Total intangible assets, net	$6,655
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	October 31, 2017	January 31, 2017
Accrued salaries and benefits	$3,497	$2,330
Accrued bonuses	14,663	15,338
Accrued commissions	8,827	11,856
Employee stock purchase plan withholdings	7,689	—
Accrued compensation-related taxes and other	5,353	3,852
Total accrued compensation	$40,029	$33,376

Other Accrued Liabilities
Other accrued liabilities consists of the following (in thousands):

	As of
	October 31, 2017	January 31, 2017
Accrued taxes	$2,383	$1,585
Deferred real estate costs	446	47
Accrued professional costs	4,250	2,147
Customer deposits	778	301
Deferred sublease income	405	861
Accrued self-insurance costs	1,307	746
Other	7,362	4,231
Total other accrued liabilities	$16,931	$9,918
Other includes amounts owed to third‑party vendors that provide marketing, corporate event planning and cloud‑computing services.
6.    Commitments and Contingencies
Letters of Credit
As of both October 31, 2017 and January 31, 2017, we had a total of $19.9 million and $16.8 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Operating Leases
We lease facilities space under non‑cancelable operating leases with various expiration dates. Future minimum lease payments and sublease proceeds under non-cancelable operating leases at October 31, 2017 are as follows (in thousands, by fiscal year):

	Minimum Lease Payments	Sublease Rental Proceeds	Net Minimum Lease Payments
Remaining three months of fiscal 2018	$4,720	(3,269)	1,451
2019	33,958	(13,292)	20,666
2020	35,171	(13,690)	21,481
2021	35,256	(14,098)	21,158
2022	31,740	(10,858)	20,882
2023 and thereafter	162,502	(4,388)	158,114
Total	$303,347	$(59,595)	$243,752
In February 2017, we entered into a new sublease agreement to sublet office space in Palo Alto, California. The sublease has a 45 month term commencing in the third quarter of fiscal 2018. Rental proceeds committed under this sublease are reflected above in the amounts of $1.0 million in fiscal 2018, $4.0 million in fiscal 2019, $4.1 million in fiscal 2020, $4.3 million in fiscal 2021 and $0.7 million in fiscal 2022.
In June 2017, we entered into a new non‑cancelable operating lease agreement to rent office space in San Francisco, California. The lease has an 87 month term, commences in January 2018 and ends in April 2025 with an option to renew for an additional 60 months. Total minimum lease payments under the lease agreement, included in the table above, are $34.5 million, of which $0.4 million was required to be prepaid upon execution of the lease agreement.
Rental expense related to our non‑cancelable operating leases was approximately $4.8 million and $2.1 million for the three months ended October 31, 2017 and 2016, respectively, and $10.5 million and $6.2 million for the nine months ended October 31, 2017 and 2016, respectively.
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
7.    Stockholders' Equity
Convertible Preferred Stock
There were no outstanding shares of convertible preferred stock as of October 31, 2017. Immediately prior to the closing of our IPO on May 3, 2017, all shares of our outstanding redeemable convertible preferred stock automatically converted into an aggregate of 74,907,415 shares of common stock and we reclassified $657.7 million from temporary equity to additional paid in capital on our condensed consolidated balance sheet.
Preferred Stock
In March 2017, our board of directors approved an increase to our authorized preferred stock to become effective on the closing of our IPO. At October 31, 2017 there were 20,000,000 shares of preferred stock, par value $0.00005, authorized and no shares of preferred stock issued and outstanding.
Common Stock
In March 2017 and April 2017, our board of directors and stockholders, respectively, approved an increase to our authorized common stock. At October 31, 2017 there were 1,200,000,000 shares of common stock, par value $0.00005, authorized and 140,492,231 shares of common stock issued and outstanding. At January 31, 2017, there were 160,000,000 shares of common stock, par value $0.00005, authorized and 38,156,688 shares of common stock issued and outstanding.
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
In March 2017, we adopted the 2017 Plan with a reserve of 30,000,000 shares of our common stock for issuance under our 2017 Plan, plus an additional number of shares of common stock equal to any shares reserved but not issued or subject to outstanding awards under our 2008 Plan on the effective date of our 2017 Plan, plus, on and after the effective date of our 2017 Plan, (i) shares that are subject to outstanding awards under the 2008 Plan which cease to be subject to such awards, (ii) shares issued under the 2008 Plan which are forfeited or repurchased at their original issue price, and (iii) shares subject to awards under the 2008 Plan that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award. The number of shares reserved for issuance under our 2017 Plan will increase automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares our common stock as of the immediately preceding January 31st or (ii) a number of shares determined by our board of directors.
As of October 31, 2017 there are 73,373,382 shares of common stock reserved and available for future issuance under the Stock Plans.

The Stock Plans provide for stock options to be granted at an exercise price not less than 100% of the fair market value at the grant date as determined by our board of directors, unless, with respect to incentive stock options, the optionee is a 10% stockholder, in which case the stock option price will not be less than 110% of such fair market value. Stock options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a four year period, with 25% vesting after one year and then ratably on a monthly basis for the remaining three years.
The following tables summarize stock option activity and related information under the Stock Plans:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance — January 31, 2017	23,239,679	$4.67	6.0	$319,016
Granted	47,400	20.10	—	—
Exercised	(1,529,777)	2.31	—	—
Canceled	(268,560)	13.51	—	—
Balance — October 31, 2017	21,488,742	$4.76	5.2	$227,510
The total intrinsic value of stock options exercised during the nine months ended October 31, 2017 and 2016 was $21.5 million and $16.2 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to stock option exercises has been recognized.
The weighted‑average grant‑date value for purposes of recognizing stock‑based compensation expense of employee stock options granted during the nine months ended October 31, 2017 and 2016 was $8.67 and $10.13 per share, respectively.
The unamortized stock‑based compensation expense for stock options of $14.7 million at October 31, 2017 will be recognized over the average remaining vesting period of 1.6 years.
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

Restricted stock activity for our Stock Plans is as follows:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance —January 31, 2017	21,374,022	$22.36
Granted	5,027,626	16.80
Canceled	(1,384,357)	15.53
Vested	(8,359,609)	15.06
Balance —October 31, 2017	16,657,682	$15.58
The unamortized stock‑based compensation expense for RSUs of $142.8 million at October 31, 2017 will be recognized over the average remaining vesting period of 1.7 years.
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
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP will increase automatically on February 1st of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of either (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31st (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. As of October 31, 2017, $7.7 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation.

9.    Income taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the nine months ended October 31, 2017, our tax provision was $1.2 million, compared to $1.4 million for the same period a year ago. The tax provision for the nine months ended October 31, 2017 primarily relates to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a full valuation allowance against our U.S. deferred tax assets.
10.    Related Party Transactions
Intel Corporation
We have been engaged in commercial transactions with Intel Corporation (Intel), a holder of our common stock, representing approximately 19% of outstanding shares as of October 31, 2017, with the right to designate a person that our board of directors must nominate for election, or nominate for re-election, to our board of directors, including a multi‑year subscription and services agreement, and a collaboration and optimization agreement. The aggregate revenue we recognized from Intel was $8.3 million and $6.2 million for the nine months ended October 31, 2017 and 2016, respectively. There was $6.0 million and $2.3 million in accounts receivable due from Intel as of October 31, 2017 and January 31, 2017, respectively. There was $5.8 million and $2.1 million in deferred revenue as of October 31, 2017 and January 31, 2017, respectively.
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
Other related parties
Certain members of our board of directors currently serve on the board of directors or as an executive of three companies that are our customers. The aggregate revenue we recognized from these customers was $5.4 million and $4.3 million for the nine months ended October 31, 2017 and 2016, respectively. There was $0.2 million and $4.5 million in accounts receivable due from these customers as of October 31, 2017 and January 31, 2017, respectively. There was $5.5 million in deferred revenue as of October 31, 2017 and January 31, 2017.
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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue:
Subscription	$78,105	$52,733	$216,762	$144,093
Services	16,464	14,525	47,231	44,106
Total revenue	$94,569	$67,258	$263,993	$188,199

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Contribution margin:
Subscription	$66,953	43,803	184,340	117,783
Services	2,011	2,305	6,610	9,500
Total segment contribution margin	$68,964	$46,108	$190,950	$127,283
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Segment contribution margin	$68,964	$46,108	$190,950	$127,283
Amortization of acquired intangible assets	(1,038)	(945)	(2,923)	(2,775)
Stock-based compensation expense	(31,147)	(5,317)	(261,680)	(16,558)
Corporate costs, such as research and development, corporate general and administrative and other	(93,369)	(83,834)	(270,962)	(234,241)
Loss from operations	$(56,590)	$(43,988)	$(344,615)	$(126,291)
Sales outside of the United States represented approximately 29% and 26% of our total revenue for the three months ended October 31, 2017 and 2016, respectively, and 28% and 24% of our total revenue for the nine months ended October 31, 2017 and 2016, respectively. All revenues from external customers are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of October 31, 2017 and January 31, 2017, assets located outside the United States were 2% and 3% of total assets, respectively.

12.    Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(55,338)	$(44,045)	$(341,886)	$(125,885)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	138,506	36,598	104,551	36,261
Net loss per share, basic and diluted	$(0.40)	$(1.20)	$(3.27)	$(3.47)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti‑dilutive (in thousands):

	As of October 31,
	2017	2016
Redeemable convertible preferred stock on an as-if converted basis	—	74,907
Stock options to purchase common stock	21,489	23,414
Restricted stock units	16,917	15,101
Shares issuable pursuant to the ESPP	925	—
Total	39,331	113,422
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
We market and sell our platform to a broad range of organizations, although we focus our selling efforts on the largest 8,000 corporate enterprises globally (Global 8000) as well as large public sector organizations. We target these organizations because they capture and manage the vast majority of the world’s data and operate highly complex IT environments. We market our platform primarily through a direct sales force while benefiting from business driven by our ecosystem of technology partners, resellers, OEMs, MSPs, independent software vendors and systems integrators. Our total number of Global 8000 customers grew to 666 as of October 31, 2017 from 566 as of January 31, 2017.
We compile our Global 8000 list based upon the FORBES Global 2000 ranking of the top 2000 global enterprises as determined by FORBES. The remainder of our Global 8000 list is based on entities listed in Data.com as having the highest annual revenue, excluding those that are already listed in the FORBES Global 2000. For purposes of customer count, we define a customer as an entity with a unique FORBES Global 2000 or Data.com identifier and quarterly subscription revenue as of the measurement date. We update our list of Global 8000 customers periodically. Our customer count is subject to adjustments for acquisitions, spin‑offs and other market activity or other factors and previously disclosed numbers of customers are updated to allow for comparability. While we do not typically count multiple entities within a given Global 8000 customer as a new customer, we do make exceptions for holding companies and other organizations for which the FORBES Global 2000 or Data.com identifier in our judgment does not accurately represent the Cloudera customer. The FORBES Global 2000 list is updated annually in the second quarter of the calendar year and we have since updated our previously disclosed numbers of customers to allow for comparability.
We have a broad customer base that spans industries and geographies. For the three and nine months ended October 31, 2017 and 2016, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 28%, and 24% of our total revenue for the nine months ended October 31, 2017 and 2016, respectively.
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
Our net expansion rate equals the simple arithmetic average of our quarterly net subscription revenue expansion rate for the four quarters ending with the most recently completed fiscal quarter. We have excluded Intel Corporation from our calculation of net expansion rate, as it is a related party. Our net expansion rate for the period ended October 31, 2017 was 135% as compared to 143% for the same period a year ago.
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
Cost of Revenue
Cost of revenue for subscriptions primarily consists of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Cost of revenue for services primarily consists of personnel costs including salaries, bonuses, benefits and stock‑based compensation, fees to subcontractors associated with service contracts, travel costs and allocated shared costs (including rent and information technology). We expect cost of revenue to increase in absolute dollars for the foreseeable future as we continue to obtain new customers and expand our relationship with existing customers. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the nine months ended October 31, 2017 our initial public offering (IPO) was declared effective and the performance-based condition for the restricted stock units (RSUs) was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for the RSUs.
Operating Expenses
Research and Development.  Research and development expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our research and development employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology. We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to enhance and add new technologies, features and functionality to our subscriptions. We also expect allocated shared costs to increase in future periods due to the commencement of the lease for our new headquarters in Palo Alto in July 2017. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the nine months ended October 31, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.

Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales‑based incentives, benefits and stock‑based compensation for our sales and marketing employees. In addition, sales and marketing expenses also includes costs for advertising, promotional events, corporate communications, product marketing and other brand‑building activities, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Sales‑based incentives are expensed as incurred. We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in selling and marketing activities to attract new customers and expand our relationship with existing customers. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the nine months ended October 31, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third‑party professional services, including consulting, legal and accounting services and other corporate expenses, and allocated shared costs (including rent and information technology). We expect our general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with becoming a public company. We also expect allocated shared costs to increase in future periods due to the commencement of the lease for our new headquarters in Palo Alto in July 2017. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during the nine months ended October 31, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
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
The liquidity event‑related performance condition was achieved for the majority of our RSUs and probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million attributable to service prior to such effective date. The shares were issued on September 27, 2017, the effective date of our follow-on offering (Follow-on Offering), to the extent the service‑based condition had been met.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)
Revenue:
Subscription	$78,105	$52,733	$216,762	$144,093
Services	16,464	14,525	47,231	44,106
Total revenue	94,569	67,258	263,993	188,199
Cost of revenue:(1) (2)
Subscription	14,486	9,787	56,173	28,844
Services	18,640	12,652	69,035	35,969
Total cost of revenue	33,126	22,439	125,208	64,813
Gross profit	61,443	44,819	138,785	123,386
Operating expenses:(1) (2)
Research and development	38,095	25,968	176,770	77,118
Sales and marketing	64,061	54,206	236,639	147,250
General and administrative	15,877	8,633	69,991	25,309
Total operating expenses	118,033	88,807	483,400	249,677
Loss from operations	(56,590)	(43,988)	(344,615)	(126,291)
Interest income, net	1,501	695	3,590	2,143
Other income (expense), net	(490)	(296)	349	(311)
Net loss before benefit from (provision for) income taxes	(55,579)	(43,589)	(340,676)	(124,459)
Benefit from (provision for) income taxes	241	(456)	(1,210)	(1,426)
Net loss	$(55,338)	$(44,045)	$(341,886)	$(125,885)
___________

(1)	Amounts include stock‑based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue – subscription	$2,750	$343	$22,143	$1,051
Cost of revenue – services	4,187	432	28,414	1,363
Research and development	9,110	1,313	90,139	4,326
Sales and marketing	10,070	1,463	82,748	4,496
General and administrative	5,030	1,766	38,236	5,322
Total stock‑based compensation expense	$31,147	$5,317	$261,680	$16,558

(2)	Amounts include amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue – subscription	$584	$514	$1,608	$1,483
Sales and marketing	454	431	1,315	1,292
Total amortization of acquired intangible assets	$1,038	$945	$2,923	$2,775

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue:
Subscription	83%	78%	82%	77%
Services	17	22	18	23
Total revenue	100	100	100	100
Cost of revenue(1) (2):
Subscription	15	15	21	15
Services	20	18	26	19
Total cost of revenue	35	33	47	34
Gross margin	65	67	53	66
Operating expenses(1) (2):
Research and development	40	39	67	41
Sales and marketing	68	80	90	78
General and administrative	17	13	26	14
Total operating expenses	125	132	183	133
Loss from operations	(60)	(65)	(130)	(67)
Interest income, net	2	1	1	1
Other income (expense), net	(1)	—	—	—
Net loss before benefit from (provision for) income taxes	(59)	(64)	(129)	(66)
Benefit from (provision for) income taxes	—	(1)	(1)	(1)
Net loss	(59)%	(65)%	(130)%	(67)%
___________

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Cost of revenue – subscription	3%	1%	8%	1%
Cost of revenue – services	4	1	11	1
Research and development	10	2	34	2
Sales and marketing	11	2	31	2
General and administrative	5	2	15	3
Total stock‑based compensation expense	33%	8%	99%	9%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Cost of revenue – subscription	1%	1%	1%	1%
Sales and marketing	—	—	—	—
Total amortization of acquired intangible assets	1%	1%	1%	1%

Three and Nine Months Ended October 31, 2017 and 2016
Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$78,105	$52,733	$25,372	48%	$216,762	$144,093	$72,669	50%
Services	16,464	14,525	1,939	13%	47,231	44,106	3,125	7%
Total revenue	$94,569	$67,258	$27,311	41%	$263,993	$188,199	$75,794	40%
As a percentage of total revenue:
Subscription	83%	78%			82%	77%
Services	17%	22%			18%	23%
Total revenue	100%	100%			100%	100%
The increase in subscription revenue for the three and nine months ended October 31, 2017, as compared to the same periods a year ago, was primarily attributable to volume driven increases in subscription sales to new and existing customers. Our net expansion rate for the period ended October 31, 2017 was 135% as compared to 143% for the same period a year ago.
Our services revenue for the three and nine months ended October 31, 2017 increased, as compared to the same periods a year ago, at a lower rate compared to the increase in our subscription revenue primarily due to our efforts to develop relationships with partners, system integrators and training vendors, resulting in a shift of the provision of such services to these partners. Customers benefit from the increased choice in partners, and we anticipate that our services revenue will continue to decrease as a percentage of total revenue in future periods.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$14,486	$9,787	$4,699	48%	$56,173	$28,844	$27,329	95%
Services	18,640	12,652	5,988	47%	69,035	35,969	33,066	92%
Total cost of revenue	$33,126	$22,439	$10,687	48%	$125,208	$64,813	$60,395	93%
Gross profit	$61,443	$44,819	$16,624	37%	$138,785	$123,386	$15,399	12%
Gross margin:
Subscription	81%	81%			74%	80%
Services	(13)%	13%			(46)%	18%
Total gross margin	65%	67%			53%	66%
Cost of revenue, as a percentage of total revenue:
Subscription	15%	15%			21%	15%
Services	20%	18%			26%	19%
Total cost of revenue	35%	33%			47%	34%
The increase in cost of revenue for subscription for the three months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $2.4 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO and an increase of $1.6 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers.
Subscription gross margin was consistent at 81% in the three months ended October 31, 2017 as compared to the same period a year ago despite an increase in costs due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO, offset by the increase in revenue over the same period . We expect subscription gross margin to decline in the fourth quarter of fiscal 2018, as compared to the same period in fiscal 2017, due to the recording of stock‑based compensation expense related to RSUs being probable of achieving their vesting condition, whereas achievement of vesting was not probable in fiscal 2017 and no stock‑based compensation expense was recorded for these RSUs, partially offset by improvement in economies of scale. Excluding the impact of stock‑based compensation expense, we expect subscription gross margin to continue to improve.
The increase in cost of revenue for subscription for the nine months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $21.1 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO and an increase of $4.8 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers.
Subscription gross margin declined from 80% to 74% in the nine months ended October 31, 2017 as compared to the same period a year ago due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.

The increase in cost of revenue for services for the three months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $3.8 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO and an increase of $2.1 million in salaries and benefits related to growth in employee headcount.
Services gross margin declined from 13% to negative 13% in the three months ended October 31, 2017 as compared to the same period a year ago due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO. We expect services gross margin to decline in in the fourth quarter of fiscal 2018, as compared to the same period in fiscal 2017, due to the recording of stock‑based compensation expense related to RSUs being probable of achieving their vesting condition, whereas achievement of vesting was not probable in fiscal 2017 and no stock‑based compensation expense was recorded for these RSUs, partially offset by increased utilization of chargeable consultants.
The increase in cost of revenue for services for the nine months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $27.1 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO and an increase of $5.1 million in salaries and benefits related to growth in employee headcount.
Services gross margin declined from 18% to negative 46% in the nine months ended October 31, 2017 as compared to the same period a year ago due to the recording of stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
Operating Expenses

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$38,095	$25,968	$12,127	47%	$176,770	$77,118	$99,652	129%
Sales and marketing	64,061	54,206	$9,855	18%	236,639	147,250	$89,389	61%
General and administrative	15,877	8,633	$7,244	84%	69,991	25,309	$44,682	177%
Total operating expenses	$118,033	$88,807	$29,226	33%	$483,400	$249,677	$233,723	94%
Operating expenses, as a percentage of total revenue:
Research and development	40%	39%			67%	41%
Sales and marketing	68%	80%			90%	78%
General and administrative	17%	13%			26%	14%
Total operating expenses	125%	132%			183%	133%
Research and Development
The increase in research and development expenses for the three months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $7.8 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO and an increase of $2.3 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount.

The increase in research and development expenses for the nine months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $85.8 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO and an increase of $10.0 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount.
Sales and Marketing
The increase in sales and marketing expenses for the three months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $8.6 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO.
The increase in sales and marketing expenses for the nine months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $78.3 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO and an increase of $9.2 million in employee‑related costs including salaries, incentive‑based compensation, benefits and travel costs, associated with the growth in employee headcount to support our overall sales activities.
General and Administrative
The increase in general and administrative expenses for the three months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $3.3 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO and an increase of $1.5 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount to support our overall expansion an increase in professional services of $0.6 million.
The increase in general and administrative expenses for the nine months ended October 31, 2017 as compared to the same period a year ago was primarily due to an increase of $32.9 million in stock‑based compensation expense resulting from the achievement of the liquidity event‑related performance condition on the effective date of the IPO and an increase of $4.9 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount to support our overall expansion and a cash donation of $2.4 million, or 1% of the net proceeds from the IPO, to fund the Cloudera Foundation.
Benefit from (Provision for) Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$241	$(456)	$697	(153)%	$(1,210)	$(1,426)	$216	(15)%
The benefit from (provision for) income taxes decreased in both the three and nine months ended October 31, 2017, as compared to the same periods a year ago, primarily due to an income tax benefit of $0.8 million resulting from an acquisition, offset by increases in foreign income taxes and tax withholding on foreign sales driven by our continued international expansion into new countries.
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

Liquidity and Capital Resources
As of October 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $466.0 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, and reverse repurchase agreements, and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO in May 2017 and our Follow-on Offering in October 2017, private sales of equity securities, as well as payments received from customers for our subscriptions and services.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(20,282)	$(84,619)
Cash provided by (used in) investing activities	(233,786)	92,960
Cash provided by financing activities	244,943	2,553
Effect of exchange rate changes	340	6
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,785)	$10,900
Cash Used in Operating Activities
During the nine months ended October 31, 2017, cash used in operating activities was $20.3 million which was due to a net loss of $341.9 million offset by non‑cash adjustments of $271.1 million and a decrease from net change in operating assets and liabilities of $50.5 million. Non‑cash adjustments primarily consisted of $261.7 million of stock‑based compensation, $9.7 million of depreciation and amortization and $0.7 million in accretion and amortization of marketable securities. The net change in operating assets and liabilities was due to a decrease in accounts receivable of $35.5 million due to the timing of invoicing compared to the receipt of cash from customers, an increase in deferred revenue of $14.5 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, a net increase in accounts payable and accrued expenses and other liabilities of $7.1 million due to timing of payments to vendors, offset by an increase in prepaid expenses and other assets of $5.5 million and a decrease in accrued compensation of $1.2 million due to the timing of bonus and incentive-based compensation payments.
During the nine months ended October 31, 2016, cash used in operating activities was $84.6 million which was due to a net loss of $125.9 million offset by non‑cash adjustments of $26.5 million and a decrease from net change in operating assets and liabilities of $14.8 million. Non‑cash adjustments consisted of $16.6 million of stock‑based compensation, $7.5 million of depreciation and amortization and $2.4 million in accretion and amortization of marketable securities. The net change in operating assets and liabilities was due to an increase in accounts payable and accrued expenses and other liabilities of $4.4 million due to growth in operations and timing of payments to vendors, an increase in accrued compensation of $4.3 million due to the timing of bonus and incentive-based compensation payments, an increase in deferred revenue of $3.8 million due to the receipt of cash from customers in advance of revenue recognition, a decrease in accounts receivable of $1.9 million due to the timing of invoicing compared to the receipt of cash from customers, and a decrease of $0.4 million in prepaid expenses and other assets.
Cash Provided by (Used in) Investing Activities
During the nine months ended October 31, 2017, cash used in investing activities was $233.8 million which was primarily due to purchases of marketable securities of $514.2 million, capital expenditures for the purchase of property and equipment of $9.0 million and an acquisition of $1.9 million, net of cash acquired, offset by sales and maturities of marketable securities of $291.2 million.
During the nine months ended October 31, 2016, cash provided by investing activities was $93.0 million which was due to sales and maturities of marketable securities of $206.4 million, offset by purchases of marketable securities of $103.8 million, cash used in business combinations, net of cash acquired, of $2.7 million, and purchases of property and equipment of $6.9 million.
Cash Provided by Financing Activities
During the nine months ended October 31, 2017, cash provided by financing activities was $244.9 million which was due to the net proceeds from the issuance of common stock in the IPO of $237.4 million, net proceeds from the issuance of common stock in the Follow-on Offering of $46.8 million, and proceeds from the exercise of stock options and ESPP withholdings of $11.2 million, offset by taxes paid related to net share settlement of restricted stock units of $50.5 million.
During the nine months ended October 31, 2016, cash provided by financing activities was $2.6 million which was due to proceeds from the exercise of stock options.
Off‑Balance Sheet Arrangements
Through October 31, 2017, we have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act), on September 28, 2017. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a table of our contractual obligations and commitments as of the date of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
 There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and estimates disclosed in the final prospectus for our Follow-on Offering dated as of September 27, 2017, and filed with the SEC on September 28, 2017, pursuant to Rule 424(b)(4) under the Securities Act.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $466.0 million as of October 31, 2017, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, and reverse repurchase agreements, and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $4.0 million.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non‑U.S. operations, the majority of our revenue and expenses are denominated in other currencies such as Euro, British Pound Sterling, Australian Dollar and Chinese Yuan. For the nine months ended October 31, 2017, approximately 11% of our revenue and approximately 12% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the nine months ended October 31, 2017, we recorded a gain on foreign exchange transactions of $0.2 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates could have a $1.0 million impact on our financial results.
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
Our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
Risks Related to our Business
We have a history of losses, and we may not become profitable in the future.
We have incurred net losses since our founding in 2008, including net losses of $341.9 million and $187.3 million for the nine months ended October 31, 2017 and the year ended January 31, 2017, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1,017.9 million at October 31, 2017. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components under our hybrid open source software (HOSS) model, and continue to develop our platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.

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
Some of our competitors have made or could make acquisitions of businesses or enter into partnerships that allow them to offer more competitive and comprehensive solutions. As a result of such arrangements, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and gross margins and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid‑size software firms and consequently customers’ willingness to purchase from such firms.
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
We expect that our existing cash and cash equivalents, together with our net proceeds from our initial public offering and our follow-on public offering, will be sufficient to meet our anticipated cash needs for the foreseeable future. However if we change our business strategy, we may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act), the Sarbanes‑Oxley Act of 2002 (the Sarbanes‑Oxley Act), the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd‑Frank Act), the rules and regulations of the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time‑consuming or costly and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and exemptions from complying with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the effectiveness of our initial public offering but we expect to not be an “emerging growth company” sooner. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
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
Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, we have entered into strategic relationships and/or customer relationships with Intel Corporation, or Intel. Our director, Rosemary Schooler, is an employee of Intel, and Intel is a stockholder. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.
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
The market price of our common stock has been, and will likely continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2017 at a price of $15.00 per share, our stock price has ranged from $14.50 to $23.35 through November 30, 2017. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our operating results or net revenue expansion rate;

•	changes in the financial projections we may provide to the public or our failure to meet these projections, even if we meet our own projections;

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
Our directors, executive officers and principal stockholders will continue to have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 42.7% of our outstanding common stock based on the number shares outstanding as of November 30, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
In addition, Intel held approximately 18.5% of our outstanding common stock based on the number shares outstanding as of November 30, 2017. As such, Intel could have considerable influence over matters such as approving a potential acquisition of us. Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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
Additionally, as of October 31, 2017, approximately 53,114,415 shares of our common stock outstanding are currently restricted as a result of lock-up agreements entered into in connection with our follow-on public offering of common stock. These shares will become eligible for sale in the public market (i) with respect to all directors, Intel and the stockholders who sold shares in our follow-on public offering, except for Accel and Greylock Partners, on the close of trading on the second full trading day following the public release of our earnings for the quarterly period ended October 31, 2017 and (ii) with respect to our executive officers and Accel and Greylock Partners, with respect to the number of shares of common stock equal to fifty percent of the common stock held by them immediately before the consummation of our follow-on public offering, less any shares sold in the follow-on public offering, after the close of trading on the second full trading day following the public release of our earnings for the quarterly period ended October 31, 2017 and with respect to the remaining fifty percent of the common stock held by them immediately before the consummation of our follow-on public offering, after the close of trading on the second full trading day following the public release of our earnings for the quarterly period ended January 31, 2018. If a large number of shares of our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital. Shares held by directors, executive officers, and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.
In addition, as of October 31, 2017, we had stock options outstanding that, if fully exercised, would result in the issuance of 21,488,742 shares of common stock and RSUs that, if fully vested, would result in the issuance of 16,657,682 shares of common stock. We also granted RSUs settleable for 356,950 shares of our common stock subsequent to October 31, 2017. All of the shares of common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock‑up or market standoff agreements and applicable vesting requirements.
As of October 31, 2017, the holders of 60,245,446 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements for the public resale of the common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, or investment, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a) Unregistered Sales of Equity Securities
On August 31, 2017, we issued 358,206 restricted shares of our common stock in connection with a strategic transaction. These restricted shares will be released through four annual installments subject to certain conditions. The sale of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering.
(b) Use of Proceeds for Initial Public Offering of Common Stock
On April 27, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-217071) for our IPO effective.
There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 28, 2017 pursuant to Rule 424(b)(4).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are filed as exhibits to this report:

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

CLOUDERA, INC.

Date: December 8, 2017	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 8, 2017	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)