Form 10-K
period 2018-01-31
Cloudera, Inc.
filed 2018-04-04
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________
Commission File Number: 001-38069

CLOUDERA, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2922329
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
_______________________________________________
395 Page Mill Road
Palo Alto, CA 94306
(650) 362-0488
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.00005 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the Registrant as of July 31, 2017, based on the closing price of $17.25 for shares of the Registrant’s common stock as reported by the New York Stock Exchange on such date, was approximately $1,170.9 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2018, there were 147,518,480 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part II and Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2018. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2018.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the Securities and Exchange Commission (SEC). While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.
ITEM 1. BUSINESS
Overview
Cloudera empowers organizations to become data‑driven enterprises. We have developed the modern platform for machine learning and analytics, optimized for the cloud. We collaborate extensively with the global open source community, continuously innovate in data management technologies and leverage the latest advances in infrastructure including the public cloud for “big data” applications. Our pioneering hybrid open source software (HOSS) model incorporates the best of open source with our robust proprietary software to form an enterprise‑grade platform. This platform delivers an integrated suite of capabilities for data management, machine learning and advanced analytics, affording customers an agile, scalable and cost effective solution for transforming their businesses. Our platform enables organizations to use vast amounts of data from a variety of sources, including the Internet of Things (IoT), to better serve and market to their customers, design connected products and services and reduce risk through greater insight from data.
Our scale‑out distributed architecture delivers high performance on inexpensive industry‑standard hardware and cloud infrastructure. We allow enterprises to operate, manage and move workloads across multiple architectures, mixing on‑premises and cloud environments, including all major public cloud infrastructure providers – Amazon Web Services, Microsoft Azure and Google Cloud Platform – as well as managed service providers (MSPs). We also enable enterprises’ “multi‑cloud” strategies, allowing them to move workloads from the data center to the public cloud, among public cloud vendors, and back again, thus avoiding cloud lock‑in. This flexibility allows customers to continually determine and implement the most cost‑efficient strategies.
We offer our software platform primarily on a subscription basis and focus our selling efforts on the largest corporate enterprises and public sector organizations globally. We target these organizations because they capture and manage the majority of the world’s data and operate highly complex IT environments. These organizations are likely to realize the greatest value from our enterprise‑grade platform. We have achieved significant growth and global scale in a relatively short period of time. Our customers continue to expand their usage of our platform. The net expansion rate for our subscription revenue was 136% as of January 31, 2018. A growing, vibrant ecosystem of systems integrators, software developers, resellers, OEMs, data systems vendors and public cloud providers has developed around our platform. As part of this ecosystem, we have developed a strategic partnership with Intel Corporation, or Intel, to optimize our software for use with Intel processors and architecture.

Our Offerings
We have pioneered the HOSS model, open source software that is combined with proprietary software, for specific applications and to meet enterprise‑grade requirements. By integrating robust proprietary software with our open source platform built on the leading data management, machine learning and advanced analytics technologies such as Hadoop and Spark, we deliver a unique, high‑performance and cost‑effective platform to our customers for managing, analyzing and securing their data.
Platform Editions
Cloudera Enterprise is our machine learning and analytics platform with enterprise-scale data processing and multi-function analytics optimized for the cloud. We primarily offer subscriptions for the following five editions of our software platform to address the most common and critical data challenges enterprises face, including:

•
Cloudera Enterprise Data Hub. The Enterprise Data Hub combines our Analytic DB, Operational DB, and Data Science and Engineering products with our shared data experience (SDX) technology. It allows companies to execute multiple analytic functions against a shared set of governed and secure data in public clouds, private clouds and data centers in bare metal configurations.

•
Cloudera Data Science and Engineering. Cloudera Data Science and Engineering enables users to streamline, simplify, and scale big data processing (ETL) regardless of where data is stored - on-premises, across public clouds, or both. It accelerates exploratory data science and machine learning models at scale by taking advantage of massive parallel compute and expanded data streams.

•
Cloudera Operational DB. Cloudera Operational DB enables stream processing and real‑time analytics on continuously changing data. It delivers a secure low latency, high-concurrency experience that processes more data, from more sources (including IoT), powered by HBase, a column-based NoSQL store for unstructured data, and Kudu, a relational store for structured data.

•
Cloudera Analytic DB. Cloudera Analytic DB brings high performance SQL analytics to big data, powered by Apache Impala. It optimizes enterprise data warehouses, decreasing storage costs and eliminating access contention, by enabling self-service access for more users, while integrating with leading business intelligence tools.

•	Cloudera Essentials. Cloudera Essentials is our “data lake” offering combining CDH - our market-leading open source distribution - with Cloudera support.

Other Technologies and Solutions
We continue to innovate and develop new technologies and solutions to extend our market leadership and enhance our platform for machine learning and analytics optimized for the cloud. Other notable additions to our offerings include:

•
Cloudera Altus. Cloudera Altus is our platform-as-a-service (PaaS) offering. Altus is a cloud service that simplifies the use of our platform by eliminating the need to install, manage and update our software. With Altus, we enable customers to address a new set of elastic and transient workloads that would otherwise be impractical to run in the datacenter.

•
Cloudera Data Science Workbench. Cloudera Data Science Workbench enables self-service data science for the enterprise. Data Science Workbench is a multi-user, multi-language development environment for data science and machine learning applications. It manages the various steps of the model development lifecycle including versioning, dependency management, scheduling, multi-user collaboration and training models on disparate types of compute.

•
Cloudera Fast Forward Labs. Cloudera Fast Forward Labs delivers applied research in machine learning and artificial intelligence to our customers. Fast Forward Labs surveys academic and industrial research for developments in the field, enabling customers to benefit from advances in applied machine learning and artificial intelligence and is designed primarily to drive increased consumption of our software.

•
Cloudera SDX. Cloudera SDX is a modular software framework that enables our customers to have a “shared data experience.” By applying a centralized, consistent framework for schema, security, governance, data ingest and more, SDX enables multiple analytic applications to run against shared or overlapping sets of data. SDX supports multiple public cloud, private cloud and bare metal configurations and deployment options.

Our Platform Technology
Differentiated Open Source
Our platform offerings are based on open source components developed in partnership with the broader open source community. Our engineers are actively involved in the development of the open source elements included in our platform and carefully curate which open source projects are integrated into the platform, ensuring interoperability and optimizing performance. The precise composition of the platform in its integrated form is unique to Cloudera and highly differentiated.

•
Integrate. Data comes from an increasing variety of sources in an increasing number of types. Our platform enables customers to capture digital information in any form from any source and collect it however it arrives – streaming continuously or in batches from external databases or other sources – and in any format, whether structured or unstructured.

•
Store. We deliver storage software technologies that are optimized for a variety of data types, access patterns and performance requirements. These storage engines provide our customers with the scalability and cost efficiency to meet the data and size requirements of both on‑premises and cloud architectures. These storage engines include HDFS, which provides vast scalability, as well as the NoSQL store (HBase) for data requiring more frequent updates, as well as object storage services Amazon’s Simple Storage Service (S3) and Microsoft’s Azure Data Lake Service (ADLS). We also offer an in‑memory columnar relational store (Kudu), technology founded and contributed to the open source community by Cloudera engineers, designed especially for IoT and complex query workloads.

•
Unified Services. Our platform provides a unified set of services including resource management and security for enterprise management, scalability and functionality. Our resource management capabilities schedule workloads and optimize the allocation of compute and memory capacity to maximize efficiency in data analysis, allowing customers to extract value faster and at lower cost. Our security framework (Sentry) controls data access down to the table, column or row and is backed by strong, centralized authentication. All data in our platform can be encrypted, and we provide enterprise‑grade key management to protect information.

•
Process, analyze and serve. Our platform is able to process, analyze and consistently deliver data at high levels of performance. By providing high performance per node, our customers can run their applications at higher rates of interactivity and operate at lower cost. We offer fast, flexible batch processing (the Spark, Hive, Pig and MapReduce projects) as well as rapid querying (Impala) and faceted search (Solr). Our platform also utilizes a variety of data science languages for predictive analysis and machine learning (Spark). Moreover, we offer the ability to analyze streaming data and compare it against reference data to generate insights and responses in real time.

Differentiated Proprietary Software
In addition to the open source elements included in our platform, we develop proprietary, robust systems management, data governance, and cloud automation components to scale, secure and optimize our platform for the enterprise.

•
Operations. Cloudera Manager allows our customers to manage all of their clusters and workloads from a “single pane of glass.” It automates the operational aspects of our platform including patching, updating, upgrading, tuning, reconfiguring, monitoring, alerting and usage reporting. Using Cloudera Manager, customers can set up automated deployment of clusters and configurations with the ability to manage multiple development, test and production clusters. We provide complete visibility with advanced monitoring capabilities as well as information on jobs and query performance.

•
Cloud enablement. Cloudera Director simplifies organizations’ ability to take advantage of public cloud infrastructure for data management, machine learning and advanced analytics and enables mixed architectural environments. Cloudera Director automates and abstracts cluster interactions with cloud infrastructure providers, including Amazon Web Services, Microsoft Azure and Google Cloud Platform, providing cloud automation and orchestration through an intuitive user interface.

•
Data management. Our Cloudera Navigator family of components provides a complete data governance system for the data managed in Cloudera clusters, offering critical capabilities such as data discovery, workload migration and optimization, audit, lineage, metadata tagging and data policy automation. This enables enterprises to track, classify and locate data to comply with business governance and compliance rules quickly and easily.

–
Cloudera Navigator Audit and Lineage provides a full auditable history of all data accesses with a unified searchable audit dashboard which, combined with integrated backup and disaster recovery, makes compliance and business continuity easy.

–
Cloudera Navigator Optimizer analyzes the SQL queries that customers use, whether against traditional enterprise data warehouses or their Cloudera installation, and offers advice for optimizing data layout in order to improve system performance. It simplifies the migration of traditional relational workloads from legacy systems to our platform so that customers can determine the optimal technology to run queries and store data to reduce costs and improve performance.

–
Cloudera Navigator Encrypt and Key Trustee are two complementary, and essential, components of our security capability. Our encryption technology allows customers to set and enforce the policies governing data encryption in the system.

Our Differentiation
Cloudera empowers organizations to become data‑driven enterprises. We empower organizations to maximize the value of their most valuable asset - their data - to grow, connect and protect their business with our modern platform for machine learning and analytics optimized for the cloud. The key benefits and differentiators of our solution include:

•
Integrated machine learning and analytics platform. Our platform enables data scientists to run massively iterative algorithms, including machine learning algorithms, over large volumes of data, to support a diverse range of relational and non‑relational schemas and to express analytic workloads in multiple development and data science languages. These capabilities allow enterprises to identify trends in historical data, to recognize events in current or streaming data and to predict events in the future, continuously improving with experience

•
Enable customers to leverage the latest open source innovation. Our platform integrates the latest innovations in open source data management technology. We were the first data platform vendor to incorporate Spark, and have demonstrated continuous commitment to open source through our adoption of projects such as Solr, Kafka, Impala and Kudu. We enable customers to capitalize on the business value of the latest open source technologies through our integrated, secure and high‑performance platform.

•
High performance scalability for low total cost of ownership. Our platform delivers performance improvements over legacy systems at lower cost. We do this by combining many small, inexpensive computers and pooling their storage and processing power in one or more “clusters,” With just one installation of our platform, a customer can scale to hundreds of petabytes of data under management. Our platform allows customers to select the infrastructure environment‑ cloud and/or datacenter‑ that is most cost‑effective and appropriate for each use case.

•
Cloud and on-premises deployment at scale and across hybrid cloud environments. Our platform allows enterprises to manage both long‑lived and transient workloads across environments, mixing on‑premises and public cloud infrastructure, including all major public cloud vendors – Amazon Web Services, Microsoft Azure and Google Cloud Platform. Customers can deploy, configure and monitor their clusters and workloads at scale from a centralized interface across any mix of public cloud or on-premises environments. We offer configurable monitoring, reporting and intuitive, robust troubleshooting to provide management of large, growing data sets and concurrent use cases.

•
Enterprise-grade data security and governance. Our platform uses proprietary authentication, network isolation, user‑and role‑based permissions, access logging, auditing, lineage and encryption including sophisticated key management to provide comprehensive, enterprise‑grade data security across the platform. The native security features of our platform require no additional third party licenses, further reducing costs to customers. In addition, our platform enables regulatory and industry‑specific compliance through comprehensive data governance, including data discovery, data lineage, metadata tagging and policy enforcement.

•
Our software platform is also available as a cloud service. Cloudera Altus is our cloud platform-as-a-service (PaaS) offering. It is designed to simplify the use of our platform by eliminating the need to install, manage and update our software. With Altus, we enable customers to address a new set of elastic and transient workloads that would otherwise be impractical to run in the datacenter.

Our Strategy
Key elements of our strategy include:

•
Leading cloud innovation for big data. Our original architecture was designed for the cloud. Our software platform runs natively on public cloud infrastructure or is available as a Platform-as-a-Service.

•
Growing our addressable market by expanding our offerings and the range of applications our platform can support. We intend to introduce complementary technology and offerings as well as to develop our platform’s capabilities in order to support a wider range of data types, access patterns and use cases.

•	Extending our position as the leader in hybrid open source software. We intend to continue to pioneer the HOSS model, innovating in our proprietary software concurrently with our work in open source.

•
Continuing to rapidly acquire new customers. We focus our go‑to‑market efforts on large enterprises; as well as large public sector organizations globally. We target these organizations because they capture and manage the majority of the world’s data and operate highly complex IT environments.

•
Accelerating existing customer expansion. Our goal is to enable customers to access all available data and to extract greater value from it. We intend to broaden our relationships with existing customers by helping them identify new use cases, modernize their data architectures and gain more insight from their data.

•
Leveraging our partner ecosystem. We intend to maintain strong engagement with our partner ecosystem to gain increased reach and greater distribution of our software, develop new applications, accelerate customer expansion and penetrate new markets.

•
Showcasing a data‑driven business with our own operations. We use our own platform to capture, process and analyze information across our organization to improve our engineering, sales, support and finance functions.

•
Cultivating a passion for solving the world’s greatest challenges through data. We aim to create a culture and build passion among our employees, our partners and our customers for using data to solve the world’s biggest problems.

Customers
We focus on the largest corporate enterprises and public sector organizations globally. These organizations are likely to realize the greatest value from utilizing our enterprise‑grade platform. As of January 31, 2018, we had more than 1,200 customers.
No individual customer represented more than 10% of revenue in fiscal 2018, 2017 or 2016.

Customer Support, Services and Education
We have built a company culture that focuses on consistently delivering value for our customers and ensuring their success and satisfaction. We deliver exceptional support, professional services and training to ensure our customers get the most out of our technology. We offer technical assistance through our large and experienced global support organization. Built on powerful predictive analytics using our own technology, we proactively monitor our customers’ platforms to prevent issues before they arise, avoid common cluster misconfigurations, and suggest optimization based on similar cases at other customers. Our predictive analytics allow us to proactively initiate a substantial fraction of our support engagements for customers, before they realize that they have a problem themselves.
In addition, our teams of experienced solution architects, business value consultants and training professionals are designed to enhance the customer experience with personalized assistance, from implementation and best practices to education and online training. We believe that we can further advance the community’s goals through education. In addition to offering online training, we have trained over 45,000 individuals in person through January 31, 2018. Through the Cloudera Academic Program, we provide access to curriculum, software and training to colleges and universities to accelerate the adoption of the platform.
Sales and Marketing
We primarily sell through our direct sales force, which is comprised of field and inside sales personnel and was organized by enterprise size and geography in fiscal 2018. Based on our experience and analysis of customer buying behavior, beginning in fiscal 2019, we have refined our sales methodology to include field personnel dedicated primarily to acquiring new customers and field personnel dedicated primarily to expanding our relationships with existing customers.
Our sales force is supported by sales engineers with deep technical expertise and responsibility for pre‑sales technical support, solutions engineering for our end‑customers, and technical training for our channel and strategic partners.
We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and through our strategic partner relationships. Our marketing programs target both the C‑suite and the line of business owners, technology professionals and risk professionals, as well as software developers and data scientists. Our principal marketing programs include:

•	webinars, user conferences and events that we sponsor, such as Strata Data Conference;

•	cooperative marketing efforts with partners; and

•	use of our website.
Partners and Strategic Alliances
We believe that strong engagement with our partner ecosystem affords us increased reach and greater distribution of our software, enhancing our field organization’s efforts. We have developed a large partner network in order to facilitate the establishment of industry standards, ensure an open ecosystem for our customers, accelerate the adoption of our platform and extend our sales capabilities and coverage. Over 3,000 vendors – a variety of systems integrators, resellers, software and OEM partners, data systems vendors, and cloud and platform vendors – have registered under our Cloudera Connect partner program to gain access to marketing, sales, training and support resources.
Our partners and strategic alliances include:

•
Systems integrators and resellers. Hundreds of systems integrators offer professional services to create custom solutions built on our platform for their customers across a variety of industry verticals. Resellers offer our platform to their customers in combination with their products.

•
Software and OEM partners. Our technology partners offer solutions designed to work with or built on our platform. Hundreds of certified solutions have been tested and validated to run on our platform.

•	Data systems vendors. We ensure that our platform is interoperable with a variety of traditional data systems vendors.

•
Cloud and platform vendors. To ensure our customers can run our software in any environment, we nurture relationships with public cloud providers and other enterprise platforms to integrate and achieve the highest interoperability across architectures.

Intel Strategic Partnership
In 2014, in connection with an equity investment in the company, we entered into a strategic collaboration and optimization agreement with Intel. This agreement was renewed and expanded in February 2018. Consistent with Intel’s data center, IoT, machine learning and artificial intelligence technology initiatives, the primary objective of the partnership is to ensure that our solutions deliver optimal performance and security with Intel processors and platform technology today and in the future.
Research and Development
Our research and development organization is responsible for the design and development of our solutions. We focus on developing new services and technologies and further enhancing the functionality, reliability and performance of our existing solutions. Total research and development expense for fiscal 2018, 2017 and 2016 was $215.7 million, $102.3 million and $99.3 million, respectively.
Competition
We operate in an intensely competitive data management, analytics and machine learning market that is characterized by the constant development of new products and continued innovation, particularly in the open source community and among the major public cloud infrastructure providers. Our main sources of current and potential competition fall into four categories:

•	legacy data management product providers;

•	public cloud providers who include proprietary data management and analytics offerings;

•	strategic and technology partners who may also offer our competitors’ technology or otherwise partner with them; and

•	open source companies, as well as internal IT organizations that provide open source self‑support for their enterprises.
As the market for data management, analytics and machine learning platforms continues to grow and offerings based on the open source data management ecosystem continue to gain traction, we expect more highly specialized vendors will enter the market or larger competitors will bundle solutions with their products more effectively.
The principal competitive factors in our market include:

•	ability to deploy in a variety of infrastructure environments, including multi‑cloud capability;

•	ability to identify and leverage innovative open source technologies;

•	product price, functionality, and ease of use;

•	enablement of machine learning and other advanced technologies;

•	enterprise‑grade performance and features such as scalability, security, cost of ownership and ease of deployment and use of applications;

•	breadth, depth and quality of application functionality;

•	domain expertise and understanding of customer requirements across verticals;

•	ability to innovate and respond to customer needs rapidly;

•	quality and responsiveness of services and support organizations and level of customer satisfaction;

•	brand awareness and reputation;

•	size of customer base and level of user adoption; and

•	ability to integrate with legacy and other enterprise infrastructures and third‑party applications.
We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will largely depend on our ongoing performance in the areas of cloud and integration of open source and advanced technologies.
Intellectual Property
Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions. Moreover, our platform incorporates software components licensed to the general public under open source software licenses such as the Apache 2.0 Software License. We obtain many components from software developed and released by contributors to independent open source components of our platform. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets.
As of January 31, 2018, we had been granted 27 U.S. patents and had 15 U.S. patent applications pending. Our patents expire between 2030 and 2035. We also had nine issued patents and four patent applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in some jurisdictions
Employees
As of January 31, 2018, we had 1,648 full‑time employees. Of these employees, 1,134 are in the United States and 514 are in our international locations. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Cloudera Foundation
In January 2017, we established the Cloudera Foundation as an independent non‑profit organization and issued 1,175,063 shares of our common stock to it. In conjunction with the initial public offering, we contributed 1% of the net proceeds of our initial public offering, or $2.4 million, to fund the Cloudera Foundation. The Cloudera Foundation was created to use the power of data to improve the lives of people around the world by providing our products, skills and people. We believe that the Cloudera Foundation fosters employee morale, strengthens our community presence and provides increased brand visibility.

Information about Geographic Revenue
Information about geographic revenue is described in Note 11, “Segment Information” in the notes to our consolidated financial statements.
Corporate Information
We were incorporated in the state of Delaware in June 2008. Our principal executive offices are located at 395 Page Mill Road, Palo Alto, California 94306 and our telephone number is (650) 362‑0488. Our website address is www.cloudera.com. The information on, or that can be accessed through, our website is not part of this Annual Report.
Unless the context indicates otherwise, the terms “Cloudera,” “the Company,” “we,” “us,” and “our” refer to Cloudera, Inc., a Delaware corporation, together with its consolidated subsidiaries, unless otherwise noted.
Cloudera, the Cloudera logo, and other registered or common law trade names, trademarks, or service marks of Cloudera appearing in this Annual Report are the property of Cloudera. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act. The public may obtain these filings at the Securities and Exchange Commission, or SEC, Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Forms 10-K, Forms 10-Q, and Forms 8-K, may be obtained, free of charge, electronically through our corporate website at www.cloudera.com as soon as reasonably practicable after we file such material electronically with, or furnish to, the SEC.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
Risks Related to our Business
We have a history of losses, and we may not become profitable in the future.
We have incurred net losses since our founding in 2008, including net losses of $385.8 million, $187.3 million and $203.1 million and for the years ended January 31, 2018, 2017, and 2016 respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1,061.8 million at January 31, 2018. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components under our hybrid open source software (HOSS) model, and continue to develop our platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
The market for a data management, machine learning and analytics platform is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our ability to penetrate the existing market for data management, machine learning and analytics platforms, as well as the continued growth and expansion of that market. It is difficult to predict customer adoption and renewals of our subscriptions, customer demand for our platform, the size, growth rate and expansion of this market, the entry of competitive products or the success of existing competitive products. For example, our revenue net expansion rate is 136%, as compared to 142% in the same period a year ago. Our ability to penetrate the existing market for data management, machine learning and analytics platforms and any expansion of that market depends on a number of factors, including the cost, performance and perceived value associated with our platform, as well as potential customers’ willingness to adopt an alternative approach to data collection, storage and processing. If we or other data management providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for data management, machine learning and analytics platforms as a whole, including our solutions, may be negatively affected. Furthermore, many potential customers have made significant investments in legacy data collection, storage and processing software and may be unwilling to invest in new solutions. If data management, machine learning and analytics platforms do not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue and our business could be adversely affected.
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
We have limited experience with respect to determining the optimal prices and pricing models for our solutions. As the markets for our solutions mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large customers, which are the focus of our sales efforts, may demand greater price concessions. Additionally, the renewal rate of our large customers may have more significant impact period to period on our revenue and operating results. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow. In addition, as an increasing amount of our business may move to our cloud‑based solutions for transient workloads and the use of our consumption‑based pricing model may represent a greater share of our revenue, our revenue may be less predictable or more variable than our historical revenue from a time period‑based subscription pricing model. Moreover, a consumption‑based subscription pricing model may ultimately result in lower total cost to our customers over time, or may cause our customers to limit usage in order to stay within the limits of their existing subscriptions, reducing overall revenue or making it more difficult for us to compete in our markets.
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
Our results of operations, including our revenue, net revenue expansion rate, gross margin, profitability and cash flows, may vary significantly in the future, and period‑to‑period comparisons of our operating results may not be meaningful. Accordingly, our results for any particular period should not be relied upon as an indication of future performance. Our financial results may fluctuate from period to period as a result of a variety of factors, many of which are outside of our control. Fluctuation in periodic results may adversely impact the value of our common stock. Factors that may cause fluctuations in our periodic financial results include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

•
the budgeting cycles and purchasing practices of our customers, including their tendency to purchase in the fourth quarter of our fiscal year, near the end of each quarter, and the timing of subsequent contract renewals;

•	the achievement of milestones in connection with delivery of services, impacting the timing of services revenue recognition;

•	subscriptions from large enterprises;

•	price competition;

•	our ability to attract and retain new customers;

•	our ability to expand penetration within our existing customer base;

•	the timing and success of new solutions by us and our competitors;

•	changes in customer requirements or market needs and our ability to make corresponding changes to our business;

•	changes in the competitive landscape, including consolidation among our competitors or customers;

•	general economic conditions, both domestically and in our foreign markets;

•	the timing and amount of certain payments and expenses, such as research and development expenses, sales commissions and stock‑based compensation;

•	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

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
We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our managerial, administrative, operational, financial and other resources. For example, our employee headcount increased from 1,470 employees as of January 31, 2017 to 1,648 employees as of January 31, 2018. This growth has placed, and any future growth will place, significant demands on our management and our operational and financial infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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
As part of our business strategy, we have acquired companies in the past and may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, we acquired Gazzang, Inc. in June 2014, Xplain.io, Inc. in February 2015, and Fast Forward Labs in September 2017. We also may enter into relationships with other businesses to expand our solutions or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their technology is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Negotiating these transactions can be time‑consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
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
We have recently expanded internationally, and intend to continue such international expansion. For example, we sell the various editions of our platform through our direct sales force, which is comprised of inside sales and field sales personnel, and is located in a variety of geographic regions, including the United States, Europe and Asia, and have customers located in over 80 countries as of January 31, 2018. We intend to continue to expand internationally.
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However if we change our business strategy, we may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

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
A wide variety of domestic and international laws and regulations (e.g., the General Data Protection Regulation) apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy‑related laws and regulations are evolving and may result in regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers or adversely impact our ability to attract and retain workforce talent.
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
As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the applicable stock exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes‑Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10‑K.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and exemptions from complying with new or revised financial accounting standards until private companies are required to comply with the new or revised accounting standards. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the effectiveness of our initial public offering but we expect to not be an “emerging growth company” sooner. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
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
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
The 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017, and significantly changes how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and affect our results of operations in the period issued.
The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate of the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, accounting treatment is clarified, we perform additional analysis on the application of the law, and we refine estimates in calculating the impact, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.
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
Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, we have entered into strategic relationships and/or customer relationships with Intel Corporation, or Intel. Our director, Rose Schooler, is an employee of Intel, and Intel is a stockholder. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.
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
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been, and may continue to be, volatile or may decline regardless of our operating performance.
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $14.50 to $23.35, through January 31, 2018. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our operating results or net revenue expansion rate;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors, even if we meet our own projections;

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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, publish inaccurate or unfavorable research about our business or cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
Our directors, executive officers and principal stockholders continue to have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 57.8% of our outstanding common stock, based on the number shares outstanding as of March 31, 2018 As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Intel holds approximately 17.7% of our outstanding common stock, based on the number shares outstanding as of March 31, 2018. As such, Intel could have considerable influence over matters such as approving a potential acquisition of us. Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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

•
the requirement that in order for a stockholder to be eligible to propose a nomination or other business to be considered at an annual meeting of our stockholders, such stockholder must have continuously beneficially owned at least 1% of our outstanding common stock for a period of one year before giving such notice, which may discourage, delay or deter stockholders or a potential acquirer from conducting a solicitation of proxies to elect the their own slate of directors or otherwise attempting to obtain control of us or influence over our business; and

•
advance notice procedures with which stockholders must comply in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage, delay or deter stockholders or a potential acquirer from conducting a solicitation of proxies to elect the their own slate of directors or otherwise attempting to obtain control of us or influence over our business.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We currently lease approximately 225,000 square feet of space for our current corporate headquarters in Palo Alto, California under a lease agreement that expires in 2027 with an option to renew for an additional 84 months. In addition, we entered into a five year sublease agreement with a third party subtenant for approximately 105,000 square feet of this space. We also lease 54,000 square feet of space in Palo Alto, California, and we entered into a four‑year sublease agreement with a third party subtenant for approximately 54,000 square feet of this space. We have additional offices in San Francisco, New York City and Austin in the United States and internationally in Budapest, London and Singapore under leases that expire at varying times between 2018 and 2024. We believe that our current facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add staff or expand our geographic markets, and we believe that suitable additional space will be available as needed to accommodate any such expansion of our organization.
ITEM 3. LEGAL PROCEEDINGS
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
Future litigation may be necessary to defend ourselves, or our customers or partners on indemnity matters, by determining the scope, enforceability and validity of third‑party proprietary rights or to establish our proprietary rights. Further, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. While we are not aware of pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our business, consolidated financial position, results of operations or cash flows, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “CLDR” since April 28, 2017. Prior to that date, there was no public trading market for our common stock.
The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal Year 2018
First Fiscal Quarter (from April 28, 2017)	$19.33	$17.73
Second Fiscal Quarter (ended July 31, 2017)	23.35	15.40
Third Fiscal Quarter (ended October 31, 2017)	22.40	14.50
Fourth Fiscal Quarter (ended January 31, 2018)	19.11	14.85
Holders
As of March 31, 2018, we had 191 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2018, and is incorporated herein by reference.
Use of Proceeds
On April 27, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-217071) for our IPO effective. There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 28, 2017 pursuant to Rule 424(b)(4).
Unregistered Sales of Equity Securities
We had no unregistered sales of our securities in fiscal year 2018 not previously reported.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
None.

Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Cloudera under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested at the market close on April 28, 2017 which was our initial trading day, in our common stock. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends. Our offering price of our common stock in our initial public offering (IPO), which had a closing stock price of $18.10 on April 28, 2017, was $15.00 per share.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period
Company/Index	04/28/2017	7/31/2017	10/31/2017	1/31/2018
Cloudera, Inc.	$100.00	$95.30	$83.59	$103.43
S&P 500 Index	100.00	103.61	108.01	118.44
S&P 500 Information Technology Index	100.00	105.61	118.09	128.17

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated statement of operations data for the years ended January 31, 2018, 2017 and 2016, and the selected consolidated balance sheet data as of January 31, 2018 and 2017, have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended January 31, 2015, and the selected consolidated balance sheet data as of January 31, 2016 and 2015, have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes and the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.

	Year Ended January 31,
	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$301,022	$200,252	$119,150	$72,615
Services	66,421	60,774	46,898	36,503
Total revenue	367,443	261,026	166,048	109,118
Cost of revenue:(1) (2) (4)
Subscription	70,902	38,704	30,865	18,314
Services	87,133	48,284	44,498	32,148
Total cost of revenue	158,035	86,988	75,363	50,462
Gross profit	209,408	174,038	90,685	58,656
Operating expenses:(1) (2) (3) (4)
Research and development	215,695	102,309	99,314	66,431
Sales and marketing	298,467	203,161	161,106	103,736
General and administrative	85,539	55,907	34,902	25,041
Total operating expenses	599,701	361,377	295,322	195,208
Loss from operations	(390,293)	(187,339)	(204,637)	(136,552)
Interest income, net	5,150	2,756	2,218	327
Other income (expense), net	1,429	(547)	386	(490)
Net loss before provision for income taxes	(383,714)	(185,130)	(202,033)	(136,715)
Provision for income taxes	(2,079)	(2,187)	(1,110)	1,285
Net loss	(385,793)	(187,317)	(203,143)	(135,430)
Deemed dividend to preferred stockholders	—	—	—	(43,207)
Net loss attributable to common stockholders	$(385,793)	$(187,317)	$(203,143)	$(178,637)
Net loss per share, basic and diluted	$(3.38)	$(5.15)	$(6.21)	$(6.53)
Weighted-average shares used in computing net loss per share, basic and diluted(5)	114,141	36,406	32,724	27,348

(1)	Amounts include stock‑based compensation expense as follows:

	Year Ended January 31,
	2018	2017	2016	2015
	(in thousands)
Cost of revenue – subscription	$24,826	$1,426	$3,363	$996
Cost of revenue – services	31,843	1,803	4,301	1,376
Research and development	100,143	5,606	23,048	11,687
Sales and marketing	90,420	5,757	19,187	11,530
General and administrative	42,774	7,122	13,691	8,477
Total stock-based compensation expense	$290,006	$21,714	$63,590	$34,066

(2)	Amounts include amortization of acquired intangible assets as follows:

	Year Ended January 31,
	2018	2017	2016	2015
	(in thousands)
Cost of revenue – subscription	$2,230	$1,997	$1,732	$906
Sales and marketing	1,493	1,723	1,723	1,149
Total amortization of acquired intangible assets	$3,723	$3,720	$3,455	$2,055

(3)
In January 2017, we donated 1,175,063 shares of our common stock to the Cloudera Foundation. We recorded a non‑cash charge of $21.6 million for the fair value of the donated shares, which was recognized in general and administrative expense for the year ended January 31, 2017, see Note 10 to our consolidated financial statements for further discussion.

(4)
On April 27, 2017, the effective date of our initial public offering, the liquidity event‑related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million during fiscal 2018, attributable to service prior to such effective date. See Note 8 to our consolidated financial statements for further discussion.

(5)
See Notes 2 and 12 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share and the weighted‑average number of shares used in the computation of the per share amounts.

	As of January 31,
	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,247	$74,186	$35,966	$359,814
Marketable securities, current and noncurrent	399,422	181,480	362,279	138,448
Working capital	218,428	110,616	142,717	387,096
Total assets	689,158	442,544	512,887	575,239
Deferred revenue, current and noncurrent	292,011	217,424	158,175	116,089
Redeemable convertible preferred stock	—	657,687	657,687	657,687
Total stockholders’ equity (deficit)	322,977	(483,756)	(343,509)	(222,640)
Non‑GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we believe the following non‑GAAP financial measure is useful in evaluating our operating performance.

	Year Ended January 31,
	2018	2017	2016	2015
	(in thousands)
Other Financial Statement Data:
Non‑GAAP operating loss	$(96,564)	$(140,331)	$(137,592)	$(100,431)
We define non‑GAAP operating loss as loss from operations before stock‑based compensation expense, amortization of acquired intangible assets and donation of our common stock to the Cloudera Foundation. We believe that this non‑GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, operating results or future outlook. Our management uses, and believes that investors benefit from referring to, this non‑GAAP financial measure in evaluating our operating results, as well as when planning, forecasting, budgeting and analyzing future periods. We also use non‑GAAP operating loss in conjunction with traditional GAAP measures to communicate with our board of directors concerning our financial performance.
We believe non‑GAAP operating loss provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period to period comparisons of operations. We believe non‑GAAP operating loss is useful in evaluating our operating performance compared to that of other companies in our industry as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our non‑GAAP operating loss should be considered in addition to, not as a substitute for or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating loss to loss from operations, the related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating loss in conjunction with loss from operations. The following table provides a reconciliation of loss from operations to non‑GAAP operating loss:

	Year Ended January 31,
	2018	2017	2016	2015
	(in thousands)
Loss from operations	$(390,293)	$(187,339)	$(204,637)	$(136,552)
Stock‑based compensation expense	290,006	21,714	63,590	34,066
Amortization of acquired intangible assets	3,723	3,720	3,455	2,055
Donation of common stock to the Cloudera Foundation	—	21,574	—	—
Non‑GAAP operating loss	$(96,564)	$(140,331)	$(137,592)	$(100,431)
For the reasons set forth below, we believe that excluding the components described below provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as we do and in comparing our financial results across accounting periods and to financial results of peer companies.

•
Stock‑Based Compensation Expense. We exclude stock‑based compensation expense from our non‑GAAP financial measure consistent with how we evaluate our operating results and prepare our operating plans, forecasts and budgets. Further, when considering the impact of equity award grants, we focus on overall stockholder dilution rather than the accounting charges associated with such equity grants. The exclusion of the expense facilitates the comparison of results and business outlook for future periods with results for prior periods in order to better understand the long term performance of our business.

•
Amortization of Acquired Intangible Assets. We exclude the amortization of acquired intangible assets from our non‑GAAP financial measure. Although the purchase accounting for an acquisition necessarily reflects the accounting value assigned to intangible assets, our management team excludes the GAAP impact of acquired intangible assets when evaluating our operating results. Likewise, our management team excludes amortization of acquired intangible assets from our operating plans, forecasts and budgets. The exclusion of the expense facilitates the comparison of results and business outlook for future periods with results for prior periods in order to better understand the long term performance of our business.

•
Donation of common stock to the Cloudera Foundation. During the fourth quarter of fiscal 2017, we issued 1,175,063 shares of our common stock to the Cloudera Foundation for no consideration. This resulted in a one‑time non‑cash charge of $21.6 million, which was recorded in general and administrative expenses on the consolidated statement of operations. Our management team does not consider this expense when evaluating our operating performance and we do not expect to make future grants of shares to the Cloudera Foundation and therefore consider this charge non‑recurring and exclude the GAAP impact of the donation when evaluating our operating results. The exclusion of the expense facilitates the comparison of results and business outlook for future periods with results for prior periods in order to better understand the long‑term performance of our business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on From 10-K. This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on From 10-K. Our fiscal year end is January 31, and references throughout this Annual Report to a given fiscal year are to the twelve months ended on that date.
Overview
Cloudera empowers organizations to become data‑driven enterprises. We have developed the modern platform for machine learning and analytics, optimized for the cloud. We collaborate extensively with the global open source community, continuously innovate in data management technologies and leverage the latest advances in infrastructure including the public cloud for “big data” applications. Our pioneering hybrid open source software (HOSS) model incorporates the best of open source with our robust proprietary software to form an enterprise‑grade platform. This platform delivers an integrated suite of capabilities for data management, machine learning and advanced analytics, affording customers an agile, scalable and cost‑effective solution for transforming their businesses. Our platform enables organizations to use vast amounts of data from a variety of sources, including the Internet of Things (IoT), to better serve and market to their customers, design connected products and services and reduce risk through greater insight from data.
We generate revenue primarily from sales of our term‑based subscriptions of our platform generally on a per node basis, whether deployed on‑premises or in the cloud. We also offer consumption‑based pricing for cloud‑based deployments. In addition, we generate revenue from professional services and training.
We market and sell our platform to a broad range of organizations, although we focus our selling efforts on the largest enterprises globally. We target these organizations because they capture and manage the vast majority of the world’s data and operate highly complex IT environments. We market our platform primarily through a direct sales force while benefiting from business driven by our ecosystem of technology partners, resellers, OEMs, MSPs, independent software vendors and systems integrators. Our total number of Global 8000 customers grew to 698 as of January 31, 2018 from 566 as of January 31, 2017.
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
We have a broad customer base that spans industries and geographies. For the year ended January 31, 2018, 2017 and 2016, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 28%, 25% and 21% of our total revenue for the years ended January 31, 2018, 2017 and 2016, respectively.

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
Our net expansion rate equals the simple arithmetic average of our quarterly net subscription revenue expansion rate for the four quarters ending with the most recently completed fiscal quarter. We have excluded Intel Corporation from our calculation of net expansion rate, as it is a related party. Our net expansion rate for the years ended January 31, 2018, 2017 and 2016 was 136%, 142% and 130%, respectively.
Components of Results of Operations
Revenue
We generate revenue primarily from the sale of subscriptions for our platform that our customers deploy either on‑premises or in the cloud, as well as the sale of services. Subscription revenue primarily relates to term (or time‑based) subscriptions to our platform, which includes both open source and proprietary software. Our subscription arrangements are typically one to three years in length and we recognize subscription revenue ratably over the term of the subscription period. Our subscription includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. Services revenue relates to professional services for the implementation and use of our subscriptions, machine learning expertise and consultation, customer training and education services, and related reimbursable travel costs.
Cost of Revenue
Cost of revenue for subscriptions primarily consists of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Cost of revenue for services primarily consists of personnel costs including salaries, bonuses, benefits and stock‑based compensation, fees to subcontractors associated with service contracts, travel costs and allocated shared costs (including rent and information technology). We expect cost of revenue to increase in absolute dollars for the foreseeable future as we continue to obtain new customers and expand our relationship with existing customers. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during fiscal 2018 our initial public offering was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
Operating Expenses
Research and Development.  Research and development expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our research and development employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology. We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to enhance and add new technologies, features and functionality to our subscriptions. We also expect allocated shared costs to increase in the periods following the commencement of the leases for our new headquarters in Palo Alto in July 2017 and our new office in San Francisco in December 2017. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during fiscal 2018 our initial public offering was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As a result, we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales‑based incentives, benefits and stock‑based compensation for our sales and marketing employees. In addition, sales and marketing expenses also includes costs for advertising, promotional events, corporate communications, product marketing and other brand‑building activities, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Sales‑based incentives are expensed as incurred. We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in selling and marketing activities to attract new customers and expand our relationship with existing customers. We also expect allocated shared costs to increase in the periods following the commencement of the leases for our new headquarters in Palo Alto in July 2017 and our new office in San Francisco in December 2017. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during fiscal 2018 our initial public offering was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As a result, we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third‑party professional services, including consulting, legal and accounting services and other corporate expenses, and allocated shared costs (including rent and information technology). We expect our general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with becoming a public company. We also expect allocated shared costs to increase in the periods following the commencement of the lease for our new headquarters in Palo Alto in July 2017. As discussed in detail below, see “—Significant Impacts of Stock‑based Compensation Expense,” during fiscal 2018 our initial public offering was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As a result, we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
Interest Income, net
Interest income primarily relates to amounts earned on our cash and cash equivalents and marketable securities.
Other Income (Expense), net
Other income (expense), net primarily relates to foreign currency transactions, realized gains and losses on our marketable securities, and other non‑operating gains or losses.
Provision for Income Taxes
Provision for income taxes primarily consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.
Significant Impacts of Stock‑based Compensation Expense
We have granted RSUs to our employees and members of our board of directors under our 2008 Equity Incentive Plan, or the 2008 Plan, and our 2017 Equity Incentive Plan, or the 2017 Plan. Prior to our IPO in May 2017, the employee RSUs vest upon the satisfaction of both a service‑based condition and a liquidity event‑related performance condition. The service‑based vesting condition for these awards is generally satisfied pro‑rata over four years. The liquidity event‑related performance condition was achieved for the majority of our RSUs and probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our initial public offering. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million during fiscal 2018, attributable to service prior to such effective date.
The total stock‑based compensation expense recorded on the effective date of our initial public offering associated with the achievement of the liquidity event‑related performance condition was as follows (in thousands):

Cost of revenue – subscription	$15,292
Cost of revenue – services	19,695
Research and development	65,250
Sales and marketing	58,219
General and administrative	23,080
Total stock‑based compensation expense	$181,536
Tender Offer
In May 2015, an unrelated third party initiated a cash tender offer which was completed in July 2015 for the purchase of our common stock from specified categories of current and former employees which had a significant impact on our stock‑based compensation expense for the year ended January 31, 2016. Sellers participating in the tender offer sold a total of 4,079,131 shares of common stock to the unrelated third party. The purchase price per share in the tender offer was in excess of the fair value of our outstanding common stock at the time of the transaction and accordingly, upon the completion of the transaction, we recorded $16.6 million as stock‑based compensation expense related to the excess of the selling price per share of common stock paid to our employees over the fair value of the tendered shares.
Additionally, the completion of the tender offer was a qualifying liquidity event, such that the performance‑based vesting requirement was satisfied for those RSUs that had met the service‑based condition at this date. Upon the completion of the transaction, we recorded $19.7 million of stock‑based compensation expense for the RSUs for which both the service‑based condition and the qualifying liquidity event had been achieved.
The total stock‑based compensation expense related to the tender offer impacted our fiscal 2016 as follows (in thousands):

Cost of revenue – subscription	$1,954
Cost of revenue – services	2,514
Research and development	16,179
Sales and marketing	9,481
General and administrative	6,191
Total stock‑based compensation expense	$36,319

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
		(in thousands)
Revenue:
Subscription	$301,022	$200,252	119,150
Services	66,421	60,774	46,898
Total revenue	367,443	261,026	166,048
Cost of revenue:(1) (2)
Subscription	70,902	38,704	30,865
Services	87,133	48,284	44,498
Total cost of revenue	158,035	86,988	75,363
Gross profit	209,408	174,038	90,685
Operating expenses:(1) (2) (3)
Research and development	215,695	102,309	99,314
Sales and marketing	298,467	203,161	161,106
General and administrative	85,539	55,907	34,902
Total operating expenses	599,701	361,377	295,322
Loss from operations	(390,293)	(187,339)	(204,637)
Interest income, net	5,150	2,756	2,218
Other income (expense), net	1,429	(547)	386
Net loss before provision for income taxes	(383,714)	(185,130)	(202,033)
Provision for income taxes	(2,079)	(2,187)	(1,110)
Net loss	$(385,793)	$(187,317)	$(203,143)

(1)	Amounts include stock‑based compensation expense as follows:

	Year Ended January 31,
	2018	2017	2016
		(in thousands)
Cost of revenue – subscription	$24,826	$1,426	$3,363
Cost of revenue – services	31,843	1,803	4,301
Research and development	100,143	5,606	23,048
Sales and marketing	90,420	5,757	19,187
General and administrative	42,774	7,122	13,691
Total stock‑based compensation expense	$290,006	$21,714	$63,590

(2)	Amounts include amortization of acquired intangible assets as follows:

	Year Ended January 31,
	2018	2017	2016
		(in thousands)
Cost of revenue – subscription	$2,230	$1,997	$1,732
Sales and marketing	1,493	1,723	1,723
Total amortization of acquired intangible assets	$3,723	$3,720	$3,455

(3)
In January 2017, we donated 1,175,063 shares of common stock to the Cloudera Foundation. We recorded a non‑cash charge of $21.6 million for the fair value of the donated shares, which was recognized in general and administrative expense for the year ended January 31, 2017, see Note 10 to our consolidated financial statements for further discussion.

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Year Ended January 31,
	2018	2017	2016
Revenue:
Subscription	82%	77%	72%
Services	18	23	28
Total revenue	100	100	100
Cost of revenue(1) (2):
Subscription	19	15	18
Services	24	18	27
Total cost of revenue	43	33	45
Gross margin	57	67	55
Operating expenses(1) (2) (3):
Research and development	59	39	60
Sales and marketing	81	78	97
General and administrative	23	21	21
Total operating expenses	163	138	178
Loss from operations	(106)	(72)	(123)
Interest income, net	1	1	1
Other income (expense), net	—	—	—
Net loss before provision for income taxes	(105)	(71)	(122)
Provision for income taxes	—	(1)	(1)
Net loss	(105)%	(72)%	(123)%

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Year Ended January 31,
	2018	2017	2016
Cost of revenue – subscription	7%	1%	2%
Cost of revenue – services	9	1	3
Research and development	27	2	14
Sales and marketing	24	1	11
General and administrative	12	3	8
Total stock‑based compensation expense	79%	8%	38%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Year Ended January 31,
	2018	2017	2016
Cost of revenue – subscription	1%	1%	1%
Sales and marketing	—	—	1
Total amortization of acquired intangible assets	1%	1%	2%

(3)	As a percentage of revenue, the non‑cash expense recognized for the donation of common stock to the Cloudera Foundation for the year ended January 31, 2017 was 8%.

Year Ended January 31, 2018 and 2017
Revenue

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$301,022	$200,252	$100,770	50%
Services	66,421	60,774	5,647	9%
Total revenue	$367,443	$261,026	$106,417	41%
As a percentage of total revenue:
Subscription	82%	77%
Services	18%	23%
Total revenue	100%	100%
The increase in subscription revenue during the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily attributable to volume driven increases in subscription sales to new and existing customers. Our net expansion rate for the period ended January 31, 2018 was 136%.
During the year ended January 31, 2018 as compared to the year ended January 31, 2017, our services revenue increased at a lower rate compared to the increase in our subscription revenue primarily due to our existing customers increasing experience with the technology and our efforts to develop relationships with partners and other system integrators, resulting in a shift of the provision of such services to these partners.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$70,902	$38,704	$32,198	83%
Services	87,133	48,284	38,849	80%
Total cost of revenue	$158,035	$86,988	$71,047	82%
Gross profit	$209,408	$174,038	$35,370	20%
Gross margin:
Subscription	76%	81%
Services	(31)%	21%
Total gross margin	57%	67%
Cost of revenue, as a percentage of total revenue:
Subscription	19%	15%
Services	24%	18%
Total cost of revenue	43%	33%
The increase in cost of revenue for subscription during the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily due to an increase of $23.4 million in stock‑based compensation expense resulting from the achievement of the liquidity event-related performance condition on the effective date of the IPO, an increase of $6.5 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers and an increase of $2.2 million in allocated shared costs.
Subscription gross margin declined from 81% to 76% in the year ended January 31, 2018 as compared to the same period a year ago due to the recording of stock-based compensation expense resulting from the achievement of the liquidity event-related performance condition on the effective date of the IPO.
The increase in cost of revenue for services during the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily due to an increase of $30.0 million in stock‑based compensation expense resulting from the achievement of the liquidity event-related performance condition on the effective date of the IPO, an increase of $7.5 million in salaries and benefits related to growth in employee headcount and an increase of $0.9 million in allocated shared costs.
Services gross margin declined from 21% to negative 31% in the year ended January 31, 2018 as compared to the same period a year ago due to the recording of stock-based compensation expense resulting from the achievement of the liquidity event-related performance condition on the effective date of the IPO.

Operating Expenses

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$215,695	$102,309	$113,386	111%
Sales and marketing	298,467	203,161	95,306	47%
General and administrative	85,539	55,907	29,632	53%
Total operating expenses	$599,701	$361,377	$238,324	66%
Operating expenses, as a percentage of total revenue:
Research and development	59%	39%
Sales and marketing	81%	78%
General and administrative	23%	21%
Total operating expenses	163%	138%
Research and Development
The increase in research and development expenses during the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily due to an increase of $94.5 million in stock‑based compensation expense resulting from the achievement of the liquidity event-related performance condition on the effective date of the IPO, an increase of $12.9 million in employee‑related costs including salaries, benefits and travel costs associated with the growth in employee headcount and an increase of $6.6 million in allocated shared costs, offset by a decrease of $1.9 million in costs for services from external vendors.
Sales and Marketing
The increase in sales and marketing expenses during the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily due to an increase of $84.7 million in stock‑based compensation expense resulting from the achievement of the liquidity event-related performance condition on the effective date of the IPO, an increase of $8.1 million in employee‑related costs including salaries, incentive‑based compensation and benefits and travel costs associated with the growth in employee headcount to support our overall sales activities and an increase of $2.6 million in allocated shared costs, offset by a decrease of $0.2 million in advertising costs.
General and Administrative
The increase in general and administrative expenses during the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily due to an increase of $35.7 million in stock‑based compensation expense resulting from the achievement of the liquidity event-related performance condition on the effective date of the IPO, an increase of $8.4 million in employee‑related costs including salaries, benefits and travel costs associated with the growth in employee headcount to support our overall expansion, a cash donation of $2.4 million, or 1% of the net proceeds from the IPO, to fund the Cloudera Foundation and an increase of $0.9 million in costs for services from external vendors, offset by a decrease of a $21.6 million non‑cash charge related to the donation of 1,175,063 shares of our common stock to the Cloudera Foundation in fiscal 2017.
Interest Income, net

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income, net	$5,150	$2,756	$2,394	87%

Interest income, net increased primarily due to an increase in our cash balance obtained from the net proceeds of the IPO during the year ended January 31, 2018 as compared to the same period a year ago.
Other Income (Expense), net

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$1,429	$(547)	$1,976	not meaningful
Other income (expense), net increased primarily due to an increase of $1.9 million from foreign exchange gains during the year ended January 31, 2018 as compared to the same period a year ago.
Provision for Income Taxes

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$2,079	$2,187	$(108)	(5)%
Provision for income taxes decreased primarily due to an income tax benefit of $0.8 million resulting from an acquisition, offset by increases in foreign income taxes and tax withholding from increases on foreign sales, during the year ended January 31, 2018 as compared to the same period a year ago.
Year Ended January 31, 2017 and 2016
Revenue

	Year Ended January 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$200,252	$119,150	$81,102	68%
Services	60,774	46,898	13,876	30%
Total revenue	$261,026	$166,048	$94,978	57%
As a percentage of total revenue:
Subscription	77%	72%
Services	23%	28%
Total revenue	100%	100%
The increase in subscription revenue during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily attributable to volume driven increases in subscription sales to new and existing customers. Our net expansion rate for the period ended January 31, 2017 was 142%.
During the year ended January 31, 2017 as compared to the year ended January 31, 2016, our services revenue increased at a lower rate compared to the increase in our subscription revenue primarily due to our existing customers increasing experience with the technology and our efforts to develop relationships with partners and other system integrators, resulting in a shift of the provision of such services to these partners.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$38,704	$30,865	$7,839	25%
Services	48,284	44,498	3,786	9%
Total cost of revenue	$86,988	$75,363	$11,625	15%
Gross profit	$174,038	$90,685	$83,353	92%
Gross margin:
Subscription	81%	74%
Services	21%	5%
Total gross margin	67%	55%
Cost of revenue, as a percentage of total revenue:
Subscription	15%	18%
Services	18%	27%
Total cost of revenue	33%	45%
The increase in cost of revenue for subscription during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily due to an increase of $8.0 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers and an increase of $1.1 million in allocated shared costs, partially offset by a decrease of $1.9 million in stock‑based compensation expense mainly due to the tender offer in July 2015, which was not repeated in fiscal 2017.
Subscription gross margin improved from 74% to 81% in fiscal 2017 as compared to fiscal 2016.
The increase in cost of revenue for services during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily due to an increase of $4.1 million in salaries and benefits related to growth in employee headcount and an increase of $1.3 million in fees to subcontractors as a result of higher demand of services by our customers, offset by a decrease of $2.5 million in stock‑based compensation expense mainly due to the tender offer in July 2015, which was not repeated in fiscal 2017.
Services gross margin improved from 5% to 21% in fiscal 2017 as compared to fiscal 2016.

Operating Expenses

	Year Ended January 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$102,309	$99,314	$2,995	3%
Sales and marketing	203,161	161,106	42,055	26%
General and administrative	55,907	34,902	21,005	60%
Total operating expenses	$361,377	$295,322	$66,055	22%
Operating expenses, as a percentage of total revenue:
Research and development	39%	60%
Sales and marketing	78%	97%
General and administrative	21%	21%
Total operating expenses	138%	178%
Research and Development
The increase in research and development expenses during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily due to an increase of $15.8 million in employee‑related costs including salaries, benefits and travel costs associated with the growth in employee headcount, an increase of $0.9 million in depreciation expense of equipment to support our research and development activities and an increase of $1.7 million in allocated shared costs, partially offset by a decrease of $17.4 million in stock‑based compensation expense mainly due to the tender offer in July 2015 which was not repeated in fiscal 2017.
Sales and Marketing
The increase in sales and marketing expenses during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily due to an increase of $46.5 million in employee‑related costs including salaries, incentive‑based compensation, benefits and travel costs associated with the growth in employee headcount to support our overall sales activities and an increase of $2.9 million in allocated shared costs, offset by a decrease of $13.4 million in stock‑based compensation expense mainly due to the tender offer in July 2015 which was not repeated in fiscal 2017.
General and Administrative
The increase in general and administrative expenses during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily due to a $21.6 million non‑cash charge related to the donation of 1,175,063 shares of common stock to the Cloudera Foundation in the fourth quarter of fiscal 2017 and an increase of $8.6 million in employee‑related costs including salaries, benefits and travel costs associated with the growth in employee headcount to support our overall expansion, offset by a decrease of $6.6 million in stock‑based compensation expense mainly due to the tender offer in July 2015 which was not repeated in fiscal 2017 and decreases in third party consulting and professional service costs.
Interest Income, net

	Year Ended January 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Interest income, net	$2,756	$2,218	$538	24%

Interest income, net increased primarily as a result of higher interest rates obtained from investing more of our cash and cash equivalents in marketable securities during the year ended January 31, 2017 as compared to the same period a year ago.
Other Income (Expense), net

	Year Ended January 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Other income (expense), net	$(547)	$386	$(933)	not meaningful
Other income (expense), net decreased primarily as a result of an escrow claim adjustment in fiscal 2016 of $0.8 million related to a fiscal 2015 acquisition outside of the measurement period during the year ended January 31, 2017 as compared to the same period a year ago.
Provision for Income Taxes

	Year Ended January 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$2,187	$1,110	$1,077	97%
Provision for income taxes increased primarily due to an increase in pre‑tax income in our foreign locations driven by our continued international expansion into new countries during the year ended January 31, 2017 as compared to the same period a year ago.
Seasonality
We have seasonal and end‑of‑quarter concentration of our sales, which impacts our ability to plan and manage cash flows and margins. Our sales vary by season with the fourth quarter typically being our strongest sales quarter, and the first quarter typically being our largest collections and operating cash flow quarter. In addition, within each quarter, most sales occur in the last month of that quarter. See “Risk Factors—Our sales cycles can be long, unpredictable and vary seasonally, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.”
Liquidity and Capital Resources
As of January 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $442.7 million which are held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. To date, our principal sources of liquidity have been payments received from customers for our subscriptions and services, the net proceeds we received through the sale of our common stock in our IPO in May 2017, our follow-on offering in October 2017 and private sales of equity securities.
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
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(42,268)	$(116,561)	$(90,497)
Cash provided by (used in) investing activities	(234,454)	168,586	(242,682)
Cash provided by financing activities	247,322	1,538	9,663
Effect of exchange rate changes	1,067	75	(334)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(28,333)	$53,638	$(323,850)
Cash Used in Operating Activities
During the year ended January 31, 2018, cash used in operating activities was $42.3 million which was due to a net loss of $385.8 million partially offset by non‑cash adjustments of $301.7 million and an increase from net change in operating assets and liabilities of $41.8 million. Non‑cash adjustments primarily consisted of $12.1 million of depreciation and amortization and $290.0 million of stock‑based compensation. The net change in operating assets and liabilities was due to an increase in deferred revenue of $74.2 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, a net increase in accounts payable and accrued expenses and other liabilities of $7.4 million due to timing of payments to vendors, an increase in accrued compensation of $5.2 million due to the timing of bonus and incentive-based compensation payments, offset by an increase in accounts receivable of $28.8 million due to the timing of invoicing compared to the receipt of cash from customers and an increase in prepaid expenses and other assets of $16.2 million.
During the year ended January 31, 2017, cash used in operating activities was $116.6 million which was due to a net loss of $187.3 million partially offset by non‑cash adjustments of $56.3 million and an increase from net change in operating assets and liabilities of $14.5 million. Non‑cash adjustments consisted of $10.1 million of depreciation and amortization, $21.7 million of stock‑based compensation, $21.6 million of expense for the donation of common stock to the Cloudera Foundation and $2.9 million in accretion and amortization of marketable securities. The net change in operating assets and liabilities was due to an increase in deferred revenue of $59.2 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, an increase in accrued compensation of $11.2 million due to the timing of bonus and incentive-based compensation payments, partially offset by an increase in accounts receivable of $52.1 million due to the timing of invoicing compared to the receipt of cash from customers, an increase of $3.3 million in prepaid expenses and other assets and a decrease in accounts payable and accrued expenses and other liabilities of $0.6 million due to the timing of payments to vendors.
During the year ended January 31, 2016, cash used in operating activities was $90.5 million which was due to a net loss of $203.1 million partially offset by non‑cash adjustments of $75.8 million and an increase from net change in operating assets and liabilities of $36.9 million. Non‑cash adjustments consisted of $8.6 million of depreciation and amortization, $63.6 million of stock‑based compensation and $3.6 million in accretion and amortization of marketable securities. The net change in operating assets and liabilities was due to an increase in deferred revenue of $42.1 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, an increase in accrued compensation of $9.4 million due to the timing of bonus and incentive-based compensation payments, an increase in accounts payable and accrued expenses and other liabilities of $6.2 million due to the timing of payments to vendors, partially offset by an increase in accounts receivable of $19.0 million due to the timing of invoicing compared to the receipt of cash from customers and an increase of $1.8 million in prepaid expenses.
Cash Provided by (Used in) Investing Activities
During the year ended January 31, 2018, cash used in investing activities was $234.5 million which was due to purchases of marketable securities of $620.3 million, partially offset by sales and maturities of marketable securities of $400.6 million, capital expenditures for the purchase of property and equipment of $13.0 million and cash used in business combinations, net of cash acquired, of $1.9 million.
During the year ended January 31, 2017, cash provided by investing activities was $168.6 million which was due to sales and maturities of marketable securities of $282.4 million, partially offset by purchases of marketable securities of $103.8 million, cash used in business combinations, net of cash acquired, of $2.7 million and purchases of property and equipment of $7.4 million.
During the year ended January 31, 2016, cash used in investing activities was $242.7 million which was due to purchases of marketable securities of $411.5 million, cash used in business combinations, net of cash acquired, of $8.9 million, purchases of property and equipment of $5.5 million, offset by sales and maturities of marketable securities of $183.3 million.
Cash Provided by Financing Activities
During the year ended January 31, 2018, cash provided by financing activities was $247.3 million which was due to the net proceeds from the issuance of common stock in the IPO of $237.4 million, the net proceeds from the follow-on offering of $46.0 million and proceeds from the exercise of stock options and withholdings under our 2017 Employee Stock Purchase Plan (ESPP) of $23.7 million, offset by shares withheld related to net settlement of restricted stock units of $59.8 million.
During the year ended January 31, 2017, cash provided by financing activities was $1.5 million which was due to proceeds from the exercise of stock options of $3.6 million, offset by payment of deferred offering costs of $2.1 million.
During the year ended January 31, 2016, cash provided by financing activities was $9.7 million which was due to proceeds from the exercise of stock options of $10.9 million, offset by shares withheld related to net settlement of restricted stock units of $1.2 million.
Off‑Balance Sheet Arrangements
We have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
The following table summarizes our non‑cancelable contractual obligations as of January 31, 2018:

	Payments Due By Period
	Total	Less than 1 Year	1‑3 Years	3‑5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$299,901	$34,625	$70,924	$61,341	$133,011
Total contractual obligations	$299,901	$34,625	$70,924	$61,341	$133,011

(1)
We lease our facilities under long‑term operating leases, which expire at various dates through 2027. The lease agreements frequently include provisions which require us to pay taxes, insurance, or maintenance costs.

In June 2017, we entered into a new non‑cancelable operating lease agreement to rent office space in San Francisco, California. The lease has an 87‑month term, commenced in December 2017 and ends in April 2025 with an option to renew for an additional 60 months. Total minimum lease payments under the lease agreement, included in the table above, are $34.5 million, of which $0.4 million was required to be prepaid upon execution of the lease agreement.
Deferred Revenue and Unbilled Deferred Revenue
Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the end of a reporting period.
Unbilled deferred revenue represents future non‑cancelable customer commitments under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. For our annual or multiple‑year subscription contracts we typically invoice an initial annual amount at contract signing followed by subsequent annual invoices over the contract term. Until these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be unbilled deferred revenue. We expect unbilled deferred revenue to fluctuate from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. Unbilled deferred revenue does not include minimum revenue commitments from resellers as we recognize revenue and deferred revenue upon sell‑through to an end user customer.
Our total deferred revenue and unbilled deferred subscription revenue was $494.4 million and $378.3 million as of January 31, 2018 and 2017, respectively.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that our significant accounting policies, which are discussed in Note 2 to our consolidated financial statements, and the accounting policies discussed below, involve a greater degree of complexity, involving management’s judgments and estimates. Accordingly, these are the policies we believe are critical to understanding our financial condition and historical and future results of operations.
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
Subscription revenue
Subscription revenue primarily relates to term (or time‑based) subscription agreements for both open source and proprietary software. Subscriptions include internet, email and phone support, bug fixes, and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. Revenue for subscription arrangements is recognized ratably over the contractual term of the arrangement beginning on the date access to the subscription is made available to the customer.

Services revenue
Services revenue relates to professional services for the implementation and use of our subscriptions, machine learning expertise and consultation, training and education services and related reimbursable travel costs.
For time and materials and fixed fee arrangements, revenue is recognized as the services are performed or upon acceptance, if applicable. For milestone‑based arrangements, revenue is recognized upon acceptance or subsequent to completion and upon the lapse of any acceptance period.
Revenue for training and education services is recognized upon delivery except for On‑Demand Training, which is recognized ratably over the contractual term.
Multiple-element arrangements
Arrangements with our customers generally include multiple elements (e.g., subscription and services). We allocate revenue to each element of the arrangement based on vendor‑specific objective evidence of each element’s fair value (VSOE) when we can demonstrate sufficient evidence of the fair value. VSOE for elements of an arrangement is based upon the normal pricing and discounting practices for those elements when sold separately on a stand‑alone basis.
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
Reseller arrangements
We also recognize subscription revenue for sales through resellers or other indirect sales channels. Subscription revenue from these sales is generally recognized upon sell‑through to an end user customer. Subscription revenue from these sales does not commence until cash is collected where payments to us are believed to be contingent upon payment by the end user to the reseller.
Deferred revenue
Deferred revenue consists of amounts billed to or collected from customers under a binding agreement provided delivery of the related subscription or services has commenced.
Business Combinations, Goodwill and Intangible Assets
We allocate the fair value of purchase consideration in a business combination to tangible assets, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows from acquired customers and acquired technology from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
We assess goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We test goodwill using the two‑step process. In the first step, we compare the carrying amount of the reporting unit to the fair value based on the fair value of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill to its carrying amount to determine the amount of impairment loss, if any.
Acquired finite‑lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the intangible assets are expected to generate. If such review indicates that the carrying amount of our intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the periods presented.
Stock-based Compensation
We recognize stock‑based compensation expense for all stock‑based payments. Employee stock‑based compensation cost is estimated at the grant date based on the fair value of the equity for financial reporting purposes and is recognized as expense, over the requisite service period. Prior to our IPO, fair value of our common stock for financial reporting purposes was determined considering objective and subjective factors and required judgment to determine the fair value of common stock for financial reporting purposes as of the date of each equity grant or modification.
We calculate the fair value of options and purchase rights granted under the ESPP based on the Black‑Scholes option‑pricing model. The Black‑Scholes model requires the use of various assumptions including expected term and expected stock price volatility. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the award. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for options and ESPP purchase rights using volatilities of a group of public companies in a similar industry, stage of life cycle, and size. The interest rate is derived from government bonds with a similar term to the option or ESPP purchase right granted. We have not declared nor do we expect to declare dividends. Therefore, there is no dividend impact on the valuation of options or ESPP purchase rights. We use the straight‑line method for employee expense attribution for stock options and ESPP purchase rights.
We have granted RSUs to our employees and members of our board of directors under the 2008 Equity Incentive Plan (2008 Plan) and our 2017 Equity Incentive Plan (2017 Plan). Prior to our IPO in May 2017, the employee RSUs vest upon the satisfaction of both a service‑based vesting condition and a liquidity event‑related performance vesting condition. RSUs granted subsequent to our IPO vest upon the satisfaction of a service‑based vesting condition only. The service‑based condition for the majority of these awards is generally satisfied pro‑rata over four years. The liquidity event related performance condition is satisfied upon the occurrence of a qualifying liquidity event, such as the effective date of an initial public offering, or six months following the effective date of an initial public offering. During the quarter ended April 30, 2017, the majority of RSUs were modified such that the liquidity event related performance condition is satisfied upon the effective date of an initial public offering, rather than six months following an initial public offering. The modification established a new measurement date for these modified RSUs. The liquidity event related performance condition is viewed as a performance based criterion for which the achievement of such liquidity event is not deemed probable for accounting purposes until the event occurs. The liquidity event related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our initial public offering. We recognized stock-based compensation expense using the accelerated attribution method with a cumulative catch up of stock-based compensation expense in the amount of $181.5 million in fiscal 2018, attributable to service prior to such effective date.
In fiscal 2017 and fiscal 2016, stock‑based compensation expense was recorded based on awards that were ultimately expected to vest, and such expense was reduced for estimated forfeitures. When estimating forfeitures, we considered voluntary termination behaviors as well as trends of the actual option forfeitures.
Prior to our IPO, we also recorded stock‑based compensation expense when a holder of an economic interest in our company purchased shares from an employee for an amount in excess of the fair value of the common stock at the time of the purchase. We recognized any excess value transferred in these transactions as stock‑based compensation expense in the statement of operations.
We estimate the fair value of options and other equity awards granted to non-employees using the Black‑Scholes method. These awards are subject to periodic re‑measurement over the period during which services are rendered. Stock‑based compensation expense is recognized over the vesting period on a straight‑line basis.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASU 2014‑09, which amended the existing FASB Accounting Standards Codification. ASU 2014‑09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration to be received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.
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
We are also currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements and our accounting policies, processes, and system requirements. We have assigned internal resources in addition to engaging third party service providers to assist in the evaluation. While we continue to assess all potential impacts under ASU 2014‑09, there is the potential for significant impacts to the timing of our revenue recognition and contract acquisition costs, such as sales commissions. Accounting for sales commissions under ASU 2014‑09 is different than our current accounting policy which is to expense sales commissions as incurred whereas such costs will be deferred and amortized under ASU 2014‑09. Additionally, we preliminarily believe that the amortization period for such deferred commission costs will be longer than the contract term of the subscription agreement, as ASU 2014‑09 requires entities to determine whether the costs relate to specific anticipated contracts.
While we continue to assess the potential impacts of ASU 2014‑09, including the areas described above, and anticipate ASU 2014‑09 could have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate the quantitative impact on our financial statements at this time.
 In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), or ASU 2016‑02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In June 2016 the FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016‑13. ASU 2016‑13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period. Earlier adoption is permitted in our first interim period in fiscal 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016‑15. ASU 2016‑15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. ASU 2016-16 requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of an annual period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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

In January 2017, the FASB issued ASU No. 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017‑04. ASU 2017‑04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these markets risks is described below.
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $442.7 million and $255.7 million as of January 31, 2018 and 2017, respectively, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $4.0 million and $1.8 million as of January 31, 2018 and 2017, respectively.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non‑U.S. operations, the majority of our revenue and expenses are denominated in other currencies such as Euro, British Pound Sterling, Australian Dollar and Chinese Yuan. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. As the U.S. dollar fluctuates against certain international currencies, the amounts of revenue and deferred revenue that we report in U.S. dollars for foreign subsidiaries that transact in international currencies may also fluctuate relative to what we would have reported using a constant currency rate.
For the year ended January 31, 2018 approximately 12% of our revenue and approximately 13% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended January 31, 2017, approximately 10% of our revenue and approximately 17% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the year ended January 31, 2018, we recorded a gain on foreign exchange transactions of $1.3 million. For the year ended January 31, 2017, we recorded a loss on foreign exchange transactions of $0.7 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For the year ended January 31, 2018, a 10% increase or decrease in current exchange rates could have a $2.1 million impact on our financial results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Cloudera, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cloudera, Inc. (the Company) as of January 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.

Redwood City, California
April 4, 2018

CLOUDERA, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of January 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,247	$74,186
Short-term marketable securities	327,842	160,770
Accounts receivable, net	130,579	101,549
Prepaid expenses and other current assets	31,470	13,197
Total current assets	533,138	349,702
Property and equipment, net	17,600	13,104
Marketable securities, noncurrent	71,580	20,710
Intangible assets, net	5,855	7,051
Goodwill	33,621	31,516
Restricted cash	18,052	15,446
Other assets	9,312	5,015
TOTAL ASSETS	$689,158	$442,544
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,722	$3,550
Accrued compensation	41,393	33,376
Other accrued liabilities	13,454	9,918
Deferred revenue, current portion	257,141	192,242
Total current liabilities	314,710	239,086
Deferred revenue, less current portion	34,870	25,182
Other liabilities	16,601	4,345
TOTAL LIABILITIES	366,181	268,613
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.00005 par value; no shares authorized, issued, and outstanding at January 31, 2018; 74,907,415 shares authorized, issued, and outstanding at January 31, 2017; aggregate liquidation preference of zero and $670,875 at January 31, 2018 and January 31, 2017, respectively	—	657,687
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding at January 31, 2018; no shares authorized, issued and outstanding, at January 31, 2017	—	—
Common stock, $0.00005 par value; 1,200,000,000 and 160,000,000 shares authorized at January 31, 2018 and 2017, respectively; 145,327,001 and 38,156,688 shares issued and outstanding at January 31, 2018 and 2017, respectively	7	2
Additional paid-in capital	1,385,592	192,795
Accumulated other comprehensive loss	(832)	(556)
Accumulated deficit	(1,061,790)	(675,997)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	322,977	(483,756)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$689,158	$442,544

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2018	2017	2016

Revenue:
Subscription	$301,022	$200,252	$119,150
Services	66,421	60,774	46,898
Total revenue	367,443	261,026	166,048
Cost of revenue:(1) (2)
Subscription	70,902	38,704	30,865
Services	87,133	48,284	44,498
Total cost of revenue	158,035	86,988	75,363
Gross profit	209,408	174,038	90,685
Operating expenses:(1) (2) (3)
Research and development	215,695	102,309	99,314
Sales and marketing	298,467	203,161	161,106
General and administrative	85,539	55,907	34,902
Total operating expenses	599,701	361,377	295,322
Loss from operations	(390,293)	(187,339)	(204,637)
Interest income, net	5,150	2,756	2,218
Other income (expense), net	1,429	(547)	386
Net loss before provision for income taxes	(383,714)	(185,130)	(202,033)
Provision for income taxes	(2,079)	(2,187)	(1,110)
Net loss	$(385,793)	$(187,317)	$(203,143)
Net loss per share, basic and diluted	$(3.38)	$(5.15)	$(6.21)
Weighted-average shares used in computing net loss per share, basic and diluted	114,141	36,406	32,724

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016

Cost of revenue – subscription	$24,826	$1,426	$3,363
Cost of revenue – services	31,843	1,803	4,301
Research and development	100,143	5,606	23,048
Sales and marketing	90,420	5,757	19,187
General and administrative	42,774	7,122	13,691

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
Cost of revenue – subscription	$2,230	$1,997	$1,732
Sales and marketing	1,493	1,723	1,723

(3)
In January 2017, we donated 1,175,063 shares of common stock to the Cloudera Foundation. We recorded a non‑cash charge of $21.6 million for the fair value of the donated shares, which was recognized in general and administrative expense for the year ended January 31, 2017. See Note 10 for further discussion.

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2018	2017	2016
Net loss	$(385,793)	$(187,317)	$(203,143)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	349	75	(334)
Unrealized gain (loss) on investments	(625)	113	(187)
Total other comprehensive income (loss), net of tax	(276)	188	(521)
Comprehensive loss	$(386,069)	$(187,129)	$(203,664)

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2015	74,907,415	$657,687	28,815,224	$1	$63,119	$(223)	$(285,537)	$(222,640)
Shares issued under employee stock plans	—	—	5,838,389	—	10,865	—	—	10,865
Vested restricted stock units converted into shares	—	—	799,552	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	63,590	—	—	63,590
Shares issued related to business combination	—	—	358,735	—	9,542	—	—	9,542
Shares withheld related to net settlement of restricted stock units	—	—	(36,206)	—	(1,202)	—	—	(1,202)
Unrealized loss on investments	—	—	—	—	—	(187)	—	(187)
Foreign currency translation adjustment	—	—	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	—	—	(203,143)	(203,143)
Balance as of January 31, 2016	74,907,415	657,687	35,775,694	1	145,914	(744)	(488,680)	(343,509)
Shares issued under employee stock plans	—	—	1,157,625	1	3,593	—	—	3,594
Vested restricted stock units converted into shares	—	—	48,306	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	21,714	—	—	21,714
Donation of common stock to the Cloudera Foundation	—	—	1,175,063	—	21,574	—	—	21,574
Unrealized gain on investments	—	—	—	—	—	113	—	113
Foreign currency translation adjustment	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	(187,317)	(187,317)
Balance as of January 31, 2017	74,907,415	657,687	38,156,688	2	192,795	(556)	(675,997)	(483,756)
Shares issued under employee stock plans	—	—	5,281,193	—	21,435	—	—	21,435
Vested restricted stock units converted into shares	—	—	9,974,266	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(74,907,415)	(657,687)	74,907,415	4	657,683	—	—	657,687

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

Issuance of common stock in connection with initial public offering, net of offering costs	—	—	17,250,000	1	235,365	—	—	235,366
Issuance of common stock in connection with follow-on public offering, net of offering costs	—	—	3,000,000	—	46,008	—	—	46,008
Stock-based compensation expense	—	—	—	—	290,006	—	—	290,006
Shares issued related to business combination	—	—	358,206	—	2,081	—	—	2,081
Shares withheld related to net settlement of restricted stock units	—	—	(3,600,767)	—	(59,781)	—	—	(59,781)
Unrealized loss on investments	—	—	—	—	—	(625)	—	(625)
Foreign currency translation adjustment	—	—	—	—	—	349	—	349
Net loss	—	—	—	—	—	—	(385,793)	(385,793)
Balance as of January 31, 2018	—	$—	145,327,001	$7	$1,385,592	$(832)	$(1,061,790)	$322,977

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(385,793)	$(187,317)	$(203,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,102	10,134	8,586
Stock-based compensation	290,006	21,714	63,590
Donation of common stock to the Cloudera Foundation	—	21,574	—
Accretion and amortization of marketable securities	512	2,867	3,605
Loss on disposal of fixed assets	(111)	—	3
Release of deferred tax valuation allowance	(806)	—	—
Changes in assets and liabilities:
Accounts receivable	(28,788)	(52,139)	(19,015)
Prepaid expenses and other assets	(16,194)	(3,300)	(1,795)
Accounts payable	(667)	(281)	1,455
Accrued compensation	5,179	11,222	9,374
Accrued expenses and other liabilities	8,105	(284)	4,757
Deferred revenue	74,187	59,249	42,086
Net cash used in operating activities	(42,268)	(116,561)	(90,497)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(620,329)	(103,776)	(411,524)
Sales of marketable securities	79,069	74,655	71,379
Maturities of marketable securities	321,552	207,792	111,913
Cash used in business combinations, net of cash acquired	(1,937)	(2,700)	(8,911)
Capital expenditures	(12,954)	(7,385)	(5,539)
Proceeds from sale of equipment	145	—	—
Net cash provided by (used in) investing activities	(234,454)	168,586	(242,682)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) issuance of common stock in initial public offering	237,422	(2,056)	—
Net proceeds from issuance of common stock in follow-on offering	46,008	—	—
Shares withheld related to net share settlement of restricted stock units	(59,781)	—	(1,202)
Proceeds from employee stock plans	23,673	3,594	10,865
Net cash provided by financing activities	247,322	1,538	9,663
Effect of exchange rate changes	1,067	75	(334)
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,333)	53,638	(323,850)
Cash, cash equivalents and restricted cash — Beginning of year	89,632	35,994	359,844
Cash, cash equivalents and restricted cash — End of year	$61,299	$89,632	$35,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,694	$1,689	$1,131
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in other accrued liabilities	$1,130	$44	$793
Fair value of common stock issued as consideration for business combinations	$2,081	$—	$9,542
Deferred offering costs in accounts payable and other accrued liabilities	$—	$747	$—
Conversion of redeemable convertible preferred stock to common stock	$657,687	$—	$—

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Notes to Consolidated Financial Statements

1.    Organization and Description of Business
Cloudera, Inc. was incorporated in the state of Delaware on June 27, 2008 and is headquartered in Palo Alto, California. We sell subscriptions and services for our machine learning and analytics platform, optimized for the cloud. This platform delivers an integrated suite of capabilities for data management, machine learning and advanced analytics, affording customers an agile, scalable and cost‑effective solution for transforming their businesses.
Unless the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “Cloudera” refer to Cloudera, Inc. and its subsidiaries taken as a whole.
As of January 31, 2018, we had an accumulated deficit of $1,061.8 million. We have funded our operations primarily with the net proceeds we received through the sale of our common stock in our initial public offering (IPO), private sales of equity securities and proceeds from the sale of our subscriptions and services. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
Initial Public Offering
On May 3, 2017, we completed our IPO in which we issued and sold 17,250,000 shares of common stock at a public offering price of $15.00 per share. We received net proceeds of $235.4 million after deducting underwriting discounts and commissions of $18.1 million and other issuance costs of $5.3 million. In conjunction with the IPO, we donated $2.4 million, or 1%, of the net proceeds, to fund the Cloudera Foundation’s activities. Immediately prior to the closing of the IPO, all 74,907,415 shares of our then-outstanding redeemable convertible preferred stock automatically converted into shares of common stock and we reclassified $657.7 million from temporary equity to additional paid in capital on our consolidated balance sheet.
Follow-On Offering
On October 2, 2017, we completed our Follow-on Offering, in which we issued and sold 3,000,000 shares of common stock and certain stockholders sold 12,446,930 shares of common stock. The price per share to the public was $16.45. We received net proceeds of $46.0 million after deducting underwriting discounts and commissions of $2.0 million and other issuance costs of $1.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We issued and sold shares in the offering in order to fund the tax withholding and remittance obligations in connection with the vesting and settlement of restricted stock units (RSUs).
2.    Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of Cloudera, Inc. and its wholly owned subsidiaries which are located in various countries, including the United States, Australia, China, Germany, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2018, for example, refers to the fiscal year ended January 31, 2018.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, stock‑based compensation expense, annual bonus attainment, self‑insurance costs incurred, the fair value of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the fair value of common stock prior to our IPO, the assessment of elements in a multi‑element arrangement and the valuation assigned to each element, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Segments
We operate as two operating segments – subscription and services. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and assess performance.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is the local currency. The gains and losses resulting from translating our foreign subsidiaries’ financial statements into U.S. dollars have been reported in accumulated other comprehensive loss on the consolidated balance sheet. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Equity is translated at the historical rates from the original transaction period. Revenue and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in other income, net on the statement of operations.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Restricted cash represents cash on deposit with financial institutions in support of letters of credit outstanding in favor of certain landlords for office space, which includes $14.7 million in restricted cash related to a new non‑cancelable operating lease agreement to rent office space in Palo Alto, California that was entered into in September 2016.
Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheets. Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	As of January 31,
	2018	2017	2016

Cash and cash equivalents	$43,247	$74,186	$35,966
Restricted cash	18,052	15,446	28
Cash, cash equivalents and restricted cash	$61,299	$89,632	$35,994
Marketable Securities
We have investments in various marketable securities which are classified as available for sale. We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net on the statement of operations. Changes in market value considered to be temporary are recorded as unrealized gains or losses in other comprehensive loss. Realized gains and losses and declines in value judged to be other than temporary on available‑for‑sale securities are included in other income (expense), net on the statement of operations. The cost of securities sold is based on the specific‑identification method.

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
At January 31, 2018 and 2017, one customer represented 16% and 21%, respectively, of accounts receivable. For the years ended January 31, 2018, 2017 and 2016, no single customer accounted for 10% or more of revenue.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount. We generally do not require collateral and estimate the allowance for doubtful accounts based on the age of outstanding receivables, customer creditworthiness and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Past‑due receivable balances are written off when internal collection efforts have been unsuccessful in collecting the amount due. As of January 31, 2018 allowance for doubtful accounts was $0.3 million and was $0.1 million as of both January 31, 2017 and 2016. The movements in the allowance for doubtful accounts were not significant for any of the periods presented.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated using a straight‑line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not extend the life or improve the asset are expensed when incurred.
The estimated useful lives of the Company’s assets are as follows:

Computer software	2 years
Computer equipment	2-3 years
Furniture and office equipment	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of property and equipment during the years ended January 31, 2018, 2017 or 2016.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually in November or more often if and when circumstances indicate that the carrying value may not be recoverable.
Intangible assets are amortized over their useful lives. Each period we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.
We evaluate the recoverability of our long‑lived assets, including intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, then the carrying amount of such assets is reduced to fair value.
There were no impairments of goodwill or intangible assets during the years ended January 31, 2018, 2017 or 2016.
Business Combinations
We use our best estimates and assumptions to assign fair value to tangible and intangible assets acquired and liabilities assumed at the acquisition date. Such estimates are inherently uncertain and subject to refinement. We continue to collect information and reevaluate these estimates and assumptions and record any adjustments to the preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Capitalized Software Costs
Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. There is generally no significant passage of time between achievement of technological feasibility and the availability of our software for general release, and the majority of our software is open‑source. Therefore, we have not capitalized any software costs through January 31, 2018 or 2017. All software development costs have been charged to research and development expense in the consolidated statements of operations as incurred.
Comprehensive Loss
Comprehensive loss represents the net loss for the period plus the results of certain changes to stockholders’ equity (deficit) that are not reflected in the consolidated statements of operations.
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
Subscription revenue
Subscription revenue primarily relates to term (or time‑based) subscription agreements for both open source and proprietary software. Subscriptions include internet, email and phone support, bug fixes, and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. Revenue for subscription arrangements is recognized ratably over the contractual term of the arrangement beginning on the date access to the subscription is made available to the customer.
Services revenue
Services revenue relates to professional services for the implementation and use of our subscriptions, machine learning expertise and consultation, training and education services and related reimbursable travel costs.
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
Deferred revenue
Deferred revenue consists of amounts billed to or collected from customers under a binding agreement provided delivery of the related subscription or services has commenced.
Cost of Revenue
Cost of revenue for subscriptions and services is expensed as incurred. Cost of revenue for subscriptions primarily consists of personnel costs such as salaries, bonuses and benefits and stock‑based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets. Cost of revenue for services primarily consists of personnel costs for employees and subcontractors associated with service contracts, travel costs and allocated shared costs.
Research and Development
Research and development costs are expensed as incurred and primarily include personnel costs, contractor fees, allocated shared costs, supplies, and depreciation of equipment associated with the development of new features for our subscriptions prior to the establishment of their technological feasibility.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0.6 million, $0.8 million and $0.7 million for the years ended January 31, 2018, 2017 and 2016, respectively.
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

We calculate the fair value of options and purchase rights granted under the 2017 Employee Stock Purchase Plan (ESPP) based on the Black‑Scholes option‑pricing model. The Black‑Scholes model requires the use of various assumptions including expected term and expected stock price volatility. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the award. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for options and ESPP purchase rights using volatilities of a group of public companies in a similar industry, stage of life cycle, and size. The interest rate is derived from government bonds with a similar term to the option or ESPP purchase right granted. We have not declared nor do we expect to declare dividends. Therefore, there is no dividend impact on the valuation of options or ESPP purchase rights. We use the straight‑line method for employee expense attribution for stock options and ESPP purchase rights.
We have granted RSUs to our employees and members of our board of directors under our 2008 Equity Incentive Plan (2008 Plan) and our 2017 Equity Incentive Plan (2017 Plan). Prior to our IPO in May 2017, the employee RSUs vest upon the satisfaction of both a service‑based vesting condition and a liquidity event‑related performance condition. RSUs granted subsequent to our IPO vest upon the satisfaction of a service‑based vesting condition only. The service‑based condition for the majority of these awards is generally satisfied pro‑rata over four years. The liquidity event‑related performance condition is satisfied upon the occurrence of a qualifying liquidity event, such as the effective date of an IPO, or six months following the effective date of an IPO. During the quarter ended April 30, 2017, the majority of RSUs were modified such that the liquidity event‑related performance condition is satisfied upon the effective date of an IPO, rather than six months following an IPO. The modification established a new measurement date for these modified RSUs. The liquidity event‑related performance condition is viewed as a performance‑based criterion for which the achievement of such liquidity event is not deemed probable for accounting purposes until the event occurs. The liquidity event‑related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million in fiscal 2018, attributable to service prior to such effective date.
In fiscal 2017 and fiscal 2016, stock‑based compensation expense was recorded based on awards that were ultimately expected to vest, and such expense was reduced for estimated forfeitures. When estimating forfeitures, we considered voluntary termination behaviors as well as trends of the actual option forfeitures.
Prior to our IPO, we also recorded stock‑based compensation expense when a holder of an economic interest in Cloudera purchased shares from an employee for an amount in excess of the fair value of the common stock at the time of the purchase. We recognized any excess value transferred in these transactions as stock‑based compensation expense in the consolidated statement of operations.
We estimate the fair value of options and other equity awards granted to non‑employees using the Black‑Scholes method. These awards are subject to periodic re‑measurement over the period during which services are rendered. Stock‑based compensation expense is recognized over the vesting period on a straight‑line basis.
Income Taxes
We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when, in management’s estimate, it is more likely than not that the deferred tax asset will not be realized.
Any liability related to uncertain tax positions is recorded on the financial statements within other liabilities. Penalties and interest expense related to income taxes, including uncertain tax positions, are classified as a component of provision for income taxes, as necessary.
In December 2017, the U.S. federal government enacted the 2017 Tax Cuts & Jobs Act (“Tax Act”). The Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one‑time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. We are required to recognize the effects of the tax law changes in the period of enactment, including the determination of the transition tax and the re-measurement of deferred taxes as well as to re-assess the realizability of our deferred tax assets. Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows companies to record provisional amounts related to the effects of the Tax Act during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued by the U.S. Treasury Department, IRS and other standard-setting bodies in the future, we have not completed our analysis of the income tax effects of the Tax Act. Our provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon our ongoing analysis of our data and tax positions along with the new guidance from regulators and interpretations of the law.
Net Loss Per Share
We follow the two‑class method when computing net loss per common share as we issue shares that meet the definition of participating securities. The two‑class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Prior to the automatic conversion into shares of common stock as a result of our IPO, our redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in our losses. For periods in which we have reported net losses, diluted net loss per share is the same as basic net loss per share, because potentially dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been or will be incurred and the amount of the liability can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASU 2014‑09, which amended the existing FASB Accounting Standards Codification. ASU 2014‑09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. For public entities, including Cloudera, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted.
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
We are also currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements and our accounting policies, processes, and system requirements. We have assigned internal resources in addition to engaging third party service providers to assist in the evaluation. While we continue to assess all potential impacts under ASU 2014‑09, we have completed a preliminary assessment to determine the effect of adoption on our existing revenue arrangements and are analyzing specific transactions to confirm those conclusions. We have also begun implementing our new revenue recognition systems.
We currently recognize subscription revenue ratably over the subscription period. Under the new standard, these subscription arrangements represent two performance obligations; a software license that is delivered upfront and a series of performance obligations that are delivered over time. We believe that a significant portion of our subscription revenue meets the criteria for revenue recognition over time and the vast majority of the revenue will continue to be recognized ratably under the new standard. We expect that a portion of the arrangement fee related to the software license will be recognized upfront, which we believe will usually be insignificant in comparison to the entire arrangement, as we offer the substantial majority of functional features for free in the open source version of our software. Accounting for certain sales commissions under ASU 2014‑09 is different than our current accounting policy which is to expense sales commissions as incurred whereas such costs will be deferred and amortized under ASU 2014‑09. This will result in an increase in deferred costs recognized on our balance sheet. Additionally, we preliminarily believe that the amortization period for such deferred commission costs will be longer than the contract term of the subscription agreement, as ASU 2014‑09 requires entities to determine whether the costs relate to specific anticipated contracts.
While we continue to assess the potential impacts of ASU 2014‑09, including the areas described above, and anticipate ASU 2014‑09 could have a material impact on our consolidated financial statements, we do not know and cannot reasonably estimate the quantitative impact on our financial statements at this time.
In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), or ASU 2016‑02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2016 the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016‑13. ASU 2016‑13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period. Earlier adoption is permitted in our first interim period in fiscal 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016‑15. ASU 2016‑15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. ASU 2016-16 requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of an annual period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017‑04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017‑04. ASU 2017‑04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This standard is effective for all entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We will adopt ASU No. 2017-09 on February 1, 2018, and the adoption is not expected to have a material impact on our consolidated financial statements.

3.    Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of January 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:(1)
Money market funds	$10,226	$—	$—	$10,226
Asset-backed securities	1,600	—	—	1,600
Marketable securities:
U.S. agency obligations	7,803		(39)	7,764
Asset-backed securities	46,529	—	(124)	46,405
Corporate notes and obligations	195,460	3	(517)	194,946
Commercial paper	85,438	—	(16)	85,422
Municipal securities	13,339	—	(18)	13,321
Certificates of deposit	24,705	3	(7)	24,701
U.S. treasury securities	26,903	—	(40)	26,863
Total cash equivalents and marketable securities	$412,003	$6	$(761)	$411,248

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:(1)
Money market funds	$49,390	$—	$—	$49,390
U.S. agency obligations	3,249	—	—	3,249
Corporate notes and obligations	2,050	—	—	2,050
Commercial paper	3,998	—	—	3,998
Marketable securities:
Asset-backed securities	39,281	—	(17)	39,264
Corporate notes and obligations	105,698	5	(116)	105,587
Municipal securities	16,128	—	(23)	16,105
Certificate of deposit	15,500	20	—	15,520
U.S. treasury securities	5,004	—	—	5,004
Total cash equivalents and marketable securities	$240,298	$25	$(156)	$240,167

(1)
Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2018 and 2017. Maturities of our noncurrent marketable securities generally range from one year to three years at January 31, 2018 and one year to four years at January 31, 2017.

As of January 31, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$7,764	$(39)	$—	$—	$7,764	$(39)
Asset-backed securities	42,399	(124)	308	—	42,707	(124)
Corporate notes and obligations	173,508	(498)	7,997	(19)	181,505	(517)
Commercial paper	25,852	(16)	—	—	25,852	(16)
Municipal securities	9,323	(18)	—	—	9,323	(18)
Certificates of deposit	16,199	(7)	—	—	16,199	(7)
U.S. treasury securities	21,863	(40)	—	—	21,863	(40)
Total	$296,908	$(742)	$8,305	$(19)	$305,213	$(761)
No marketable securities held as of January 31, 2017 had been in a continuous unrealized loss position for more than twelve months.
The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $51,000 as of January 31, 2018 and less than $1,000 to $26,000 as of January 31, 2017. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of January 31, 2018 and 2017. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the consolidated statement of operations and were not material for the years ended January 31, 2018, 2017 and 2016.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the years ended January 31, 2018 and 2017.
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

The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of January 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,226	$—	$—	$10,226
Asset-backed securities	—	1,600	—	1,600
Marketable securities:
U.S. agency obligations	—	7,764	—	7,764
Asset-backed securities	—	46,405	—	46,405
Corporate notes and obligations	—	194,946	—	194,946
Commercial paper	—	85,422	—	85,422
Municipal securities	—	13,321	—	13,321
Certificates of deposit	—	24,701	—	24,701
U.S. treasury securities(1)	24,886	1,977	—	26,863
Restricted cash:
Money market funds	14,672	—	—	14,672
Total financial assets	$49,784	$376,136	$—	$425,920

(1) U.S. treasury securities classified as Level 1 are U.S. treasury bills for which there are quoted prices in active markets

The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of January 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$49,390	$—	$—	$49,390
U.S. agency obligations	—	3,249	—	3,249
Corporate notes and obligations	—	2,050	—	2,050
Commercial paper	—	3,998	—	3,998
Marketable securities:
Asset-backed securities	—	39,264	—	39,264
Corporate notes and obligations	—	105,587	—	105,587
Municipal securities	—	16,105	—	16,105
U.S. treasury securities	—	5,004	—	5,004
Certificate of deposit	—	15,520	—	15,520
Restricted cash:
Money market funds	15,446	—	—	15,446
Total financial assets	$64,836	$190,777	$—	$255,613

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
There were no transfers into or out of Level 1, Level 2 or Level 3 assets and liabilities for the years ended January 31, 2018 and 2017.
5.    Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of January 31,
	2018	2017

Computer equipment and software	$17,139	$17,981
Office furniture and equipment	7,981	4,350
Leasehold improvements	13,469	8,468
Construction in progress	3,243	—
Property and equipment, gross	41,832	30,799
Less: accumulated depreciation and amortization	(24,232)	(17,695)
Property and equipment, net	$17,600	$13,104
Construction in progress primarily consists of leasehold improvements that have not been placed into service as of January 31, 2018.
Depreciation expense was $8.4 million, $6.4 million and $5.2 million for the years ended January 31, 2018, 2017 and 2016, respectively.
Intangible Assets
Intangible assets consisted of the following as of January 31, 2018 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(6,769)	$5,217	2.5
Customer relationships and other acquired intangible assets	6,797	(6,159)	638	4.6
Total	$18,783	$(12,928)	$5,855	2.8
Intangible assets consisted of the following as of January 31, 2017 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$10,155	$(4,548)	$5,607	2.9
Customer relationships and other acquired intangible assets	6,125	(4,681)	1,444	0.8
Total	$16,280	$(9,229)	$7,051	2.5

Amortization expense for intangible assets was $3.7 million, $3.7 million and $3.5 million during the years ended January 31, 2018, 2017 and 2016, respectively.
The expected future amortization expense of these intangible assets as of January 31, 2018 is as follows (in thousands):

2019	$2,628
2020	1,738
2021	944
2022	464
2023	81
Total intangible assets, net	$5,855
Goodwill
The following table represents the changes to goodwill (in thousands):

Balance at January 31, 2016	$30,551
Additions from an acquisition	965
Balance at January 31, 2017	31,516
Additions from acquisitions	2,105
Balance at January 31, 2018	$33,621
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of January 31,
	2018	2017
Accrued salaries, benefits and commissions	$15,039	$14,186
Accrued bonuses	17,875	15,338
Employee stock purchase plan withholdings	2,238	—
Accrued compensation related taxes and other	6,241	3,852
Total accrued compensation	$41,393	$33,376

Other Accrued Liabilities
Other accrued liabilities consists of the following (in thousands):

	As of January 31,
	2018	2017

Accrued taxes	$2,092	$1,585
Deferred real estate costs	334	47
Accrued professional costs	2,463	2,147
Customer deposits	556	301
Deferred sublease income	—	861
Accrued self-insurance costs	1,285	746
Other	6,724	4,231
Total other accrued liabilities	$13,454	$9,918
Other includes amounts owed to third‑party vendors that provide marketing, corporate event planning and cloud‑computing services.
6.    Commitments and Contingencies
Letters of Credit
As of January 31, 2018 and 2017, we had a total of $19.7 million and $16.8 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Operating Leases
We lease facilities space under non‑cancelable operating leases with various expiration dates. Future minimum lease payments and sublease proceeds under non-cancelable operating leases with an initial lease term greater than one year at January 31, 2018 are as follows (in thousands):

Year Ending January 31:	Minimum Lease Payments	Sublease Rental Proceeds	Net Minimum Lease Payments
2019	$34,625	$(13,292)	$21,333
2020	35,478	(13,690)	21,788
2021	35,446	(14,098)	21,348
2022	31,850	(10,858)	20,992
2023	29,491	(4,388)	25,103
2024 and thereafter	133,011	—	133,011
Total	$299,901	$(56,326)	$243,575
On February 8, 2017, we entered into a new sublease agreement to sublet office space in Palo Alto, California. The sublease has a 45 month term which commenced in the third quarter of fiscal 2018. Rental proceeds committed under this sublease are reflected above in the amounts of $4.0 million in fiscal 2019, $4.1 million in fiscal 2020, $4.3 million in fiscal 2021 and $0.7 million in fiscal 2022.
In June 2017, we entered into a new non‑cancelable operating lease agreement to rent office space in San Francisco, California. The lease has an 87 month term, which commenced in December 2017 and ends in April 2025 with an option to renew for an additional 60 months. Total minimum lease payments under the lease agreement, included in the table above, are $34.5 million, of which $0.4 million was required to be prepaid upon execution of the lease agreement.
Rental expense related to our non‑cancelable operating leases was approximately $16.1 million, $8.4 million and $7.2 million for the years ended January 31, 2018, 2017 and 2016, respectively.
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
7.    Common Stock
The following table summarizes our authorized, issued, reserved and outstanding common stock as of January 31, 2018:

	Common Reserved	Common Issued	Common Issued or Reserved for Issuance

Common outstanding	—	145,327,001	145,327,001
2017 Equity Incentive Plan:
Restricted stock units and options outstanding	10,477,251	—	10,477,251
Shares available for grant	25,617,508	—	25,617,508
2017 Employee Stock Purchase Plan:
Shares available for grant	2,270,850	—	2,270,850
2008 Equity Incentive Plan:
Restricted stock units and options outstanding	30,144,482	—	30,144,482
Amended and Restated 2008 Stock Purchase and Option Plan (from prior acquisition):
Options outstanding	28,521	—	28,521
Undesignated	986,134,387	—	986,134,387
	1,054,672,999	145,327,001	1,200,000,000

The following table summarizes our authorized, issued, reserved and outstanding common stock as of January 31, 2017:

	Authorized Preferred Stock	Preferred Issued	Common Reserved	Common Issued	Common Issued or Reserved for Issuance
Series A	12,936,594	12,936,594	12,936,594	—	12,936,594
Series B	12,314,006	12,314,006	12,314,006	—	12,314,006
Series C	8,951,868	8,951,868	8,951,868	—	8,951,868
Series D	8,965,178	8,965,178	8,965,178	—	8,965,178
Series E	8,756,093	8,756,093	8,756,093	—	8,756,093
Series F	10,989,008	10,989,008	10,989,008	—	10,989,008
Series F-1	11,994,668	11,994,668	11,994,668	—	11,994,668
Common outstanding	—	—	—	38,156,688	38,156,688
2008 Equity Incentive Plan:
Restricted stock units and options outstanding	—	—	44,560,246	—	44,560,246
Shares available for grant	—	—	581,084	—	581,084
Amended and Restated 2008 Stock Purchase and Option Plan (from prior acquisition):
Options outstanding	—	—	53,455	—	53,455
Undesignated	—	—	1,741,112	—	1,741,112
	74,907,415	74,907,415	121,843,312	38,156,688	160,000,000
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
In March 2017, we adopted the 2017 Plan with a reserve of 30,000,000 shares of our common stock for issuance under our 2017 Plan, plus an additional number of shares of common stock equal to any shares reserved but not issued or subject to outstanding awards under our 2008 Plan on the effective date of our 2017 Plan, plus, on and after the effective date of our 2017 Plan, (i) shares that are subject to outstanding awards under the 2008 Plan which cease to be subject to such awards, (ii) shares issued under the 2008 Plan which are forfeited or repurchased at their original issue price, and (iii) shares subject to awards under the 2008 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. The number of shares reserved for issuance under our 2017 Plan will increase automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares our common stock as of the immediately preceding January 31st or (ii) a number of shares determined by our board of directors. On February 1, 2018, 7.3 million additional shares were authorized for issuance by the board of directors.
The Stock Plans provides for stock options to be granted at an exercise price not less than 100% of the fair market value at the grant date as determined by our board of directors, unless, with respect to incentive stock options, the optionee is a 10% stockholder, in which case the option price will not be less than 110% of such fair market value. Options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a four year period, with 25% vesting after one year and then ratably on a monthly basis for the remaining three years.
The following tables summarize stock option activity and related information:

		Options Outstanding
	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance — January 31, 2016	336,697	24,835,286	$4.60	6.9	$497,338
Additional shares reserved	10,001,250	—	—	—	—
Restricted stock activity, net	(10,193,963)	—	—	—
Granted	(370,480)	370,480	17.85	—	—
Exercised		(1,157,625)	3.10	—	—
Canceled	808,462	(808,462)	10.74	—	—
Plan shares expired	(882)	—	—	—
Balance — January 31, 2017	581,084	23,239,679	4.67	6.0	319,016
Additional shares reserved	32,000,000	—	—	—	—
Restricted stock activity, net	(10,844,829)	—	—	—	—
Granted	(47,400)	47,400	20.10	—	—
Exercised		(4,552,043)	2.67	—	—
Canceled	328,116	(328,116)	14.23	—	—
Shares in lieu of taxes	3,600,767	—	—	—	—
Plan shares expired	(230)	—	—	—	—
Balance — January 31, 2018	25,617,508	18,406,920	$5.03	5.3	$252,571
Exercisable— January 31, 2018		17,291,561	$4.38	5.1	$248,344
Vested or expected to vest — January 31, 2018		18,406,920	$5.03	5.3	$252,571
As of January 31, 2018 and 2017, there were no unvested options exercisable.
The total intrinsic value of options exercised during the years ended January 31, 2018, 2017 and 2016 was $64.1 million, $18.3 million and $160.0 million respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to option exercises has been recognized.

The weighted‑average grant‑date value of employee options granted during the years ended January 31, 2018, 2017 and 2016 was $8.67, $9.37 and $15.54 per share, respectively.

The fair value of each stock option or ESPP grant was estimated at the grant date using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

Stock Options	Year Ended January 31,
	2018	2017	2016
Volatility	45.3%	47.9%	44.3%
Risk-free interest rate	2.0%	2.0%	1.7%
Expected term (in years)	6.1 years	6.0 years	6.1 years
Expected dividends	—%	—%	—%

ESPP	Year Ended January 31,
	2018	2017
Volatility	32.9%	n/a
Risk-free interest rate	1.2%	n/a
Expected term (in years)	0.6 years	n/a
Expected dividends	—%	n/a
The unamortized stock‑based compensation expense for options of $11.0 million at January 31, 2018 will be recognized over the average remaining vesting period of 1.5 years.
We issue RSUs to employees and directors. For new employee grants, the RSUs generally meet the service‑based condition over a four-year period, with 25% met after one year and then ratably on a quarterly basis for the remaining three years. For continuing employee grants, the RSUs generally meet the service‑based condition pro‑rata quarterly over the four‑year period (without a one‑year cliff).
The employee RSUs issued prior to our IPO under the 2008 Plan had two vesting conditions: (1) a service‑based condition and (2) a liquidity event‑related performance condition which is considered a performance‑based condition. On March 8, 2017, our board of directors modified the terms of the majority of our RSUs. Prior to the modification, if the liquidity event‑related performance condition was an IPO, employees were required to continue to provide service for six months following the effective date of an IPO. The modification removed the requirement, for the majority of RSUs, that the RSU recipient must continue to provide service for six months following the effective date of an IPO in order to vest in the award, with such shares to be issued on a date to be determined by our board of directors. All other significant terms of the RSUs remained unchanged. The modification established a new measurement date for these modified RSUs.
The liquidity event‑related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million for the year ended January 31, 2018, attributable to service prior to such effective date.

Restricted stock activity is as follows:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance — January 31, 2016	11,228,365	$26.17
Granted	12,152,584	19.25
Canceled	(1,958,621)	25.03
Vested and converted to shares	(48,306)	24.85
Balance —January 31, 2017	21,374,022	22.36
Granted	12,881,176	16.93
Canceled	(2,037,598)	15.63
Vested and converted to shares	(9,974,266)	15.15
Balance —January 31, 2018	22,243,334	$16.08
The unamortized stock‑based compensation expense for RSUs was $247.2 million at January 31, 2018 and will be recognized over the average remaining vesting period of 2.4 years.
In May 2015, an unrelated third party initiated a cash tender offer which was completed in July 2015 for the purchase of shares of our common stock from specified categories of current and former employees who sold a total of 4,079,131 shares of our common stock to the unrelated third party. The purchase price per share in the tender offer was in excess of the fair value of our common stock at the time of the transaction and accordingly, upon completion of the transaction, we recorded $16.6 million as stock‑based compensation expense related to the excess of the selling price per share of common stock paid to our employees over the fair value of the tendered shares.
This tender offer was a qualifying liquidity event under the 2008 Plan governing RSUs, meaning the performance condition was achieved for those RSUs that had met the service‑based condition as of this date. Upon the close of the transaction, we recorded $19.7 million of stock‑based compensation expense, using the accelerated attribution method, for the RSUs for which both vesting conditions had been achieved.
2017 Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). The ESPP became effective on April 27, 2017, the effective date of our IPO. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the United States Internal Revenue Code of 1986, as amended (Code). Purchases will be accomplished through participation in discrete offering periods. The first offering period and purchase period began on April 27, 2017 and ended on December 20, 2017. Each subsequent offering period will be for six months (commencing each June 21 and December 21) and will consist of one six‑month purchase period, unless otherwise determined by our board of directors or our compensation committee.
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
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP will increase automatically on February 1st of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of either (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31st (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2018, 1.5 million additional shares were authorized for issuance by the board of directors.
As of January 31, 2018, $2.2 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in other accrued compensation.
9.    Income taxes
The domestic and foreign components of loss before provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2018	2017	2016
Domestic	$(388,587)	$(187,905)	$(204,713)
Foreign	4,873	2,775	2,680
Net loss before income taxes	$(383,714)	$(185,130)	$(202,033)
The components of provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	(112)	(140)	(177)
Foreign	(3,097)	(2,011)	(940)
Total current tax expense	(3,209)	(2,151)	(1,117)
Deferred:
Federal	917	(108)	—
State	—	—	—
Foreign	213	72	7
Total deferred tax expense	1,130	(36)	7
Total provision for income taxes	$(2,079)	$(2,187)	$(1,110)

Our effective tax rate substantially differed from the federal statutory tax rate of 34% primarily due to the change in the valuation allowance for our deferred tax assets. A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
U.S. federal statutory income tax	$129,737	$62,944	$68,691
Research tax credits	7,976	2,235	1,605
Stock-based compensation	(5,124)	(4,340)	(11,060)
Change in valuation allowance	(2,543)	(54,823)	(60,318)
Donation of common stock to the Cloudera Foundation	—	(7,335)	—
Federal tax rate change	(132,387)	—	—
Other	262	(868)	(28)
Provision for income taxes	$(2,079)	$(2,187)	$(1,110)
In December 2017, the U.S. federal government enacted the Tax Act. The Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one‑time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, we have not completed our analysis of the effects of the Tax Act. However, for the period ended January 31, 2018, the Company recorded a provisional tax expense of $132.4 million associated with the re-measurement of deferred taxes for the corporate rate reduction, which was offset by a corresponding reduction in valuation allowance. Based on our provisional assessment, the transition tax had no material impact to our income tax provision. The provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon our ongoing analysis of our data and tax positions along with new guidance from regulators and interpretations of the law.
The deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2018	2017
Deferred tax assets:
Accruals and reserves	$12,657	$12,282
Deferred revenue	25,057	26,509
Net operating loss carryforward	202,286	165,873
Research and development credits and other credits	27,480	12,009
Stock-based compensation	30,747	9,923
Gross deferred tax assets	298,227	226,596
Less valuation allowance	(297,274)	(225,495)
Total deferred tax assets	953	1,101
Deferred tax liabilities:
Depreciation and amortization	(510)	(872)
Gross deferred tax liabilities	(510)	(872)
Net deferred tax assets	$443	$229
As of January 31, 2017 we had not recorded a provision for deferred U.S. tax expense related to $4.8 million of our undistributed earnings of our foreign subsidiaries because these earnings are intended to be permanently reinvested in operations outside of the United States. At December 31, 2017, we have estimated an aggregate deficit in accumulated earnings and profits, which is how foreign undistributed earnings are determined for the one‑time transition tax and for U.S. income tax purposes. The deficit is primarily a result of stock option exercises by foreign employees during the year ended January 31, 2018 which exceeded current fiscal year and prior fiscal year foreign earnings. The one‑time transition tax does not have a material impact on our consolidated statement of operations for the year ended January 31, 2018 and there are no undistributed accumulated earnings and profits as of December 31, 2017. We intend to indefinitely reinvest future undistributed foreign earnings.
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a valuation allowance to offset net U.S. deferred tax assets at January 31, 2018 and 2017 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended January 31, 2018 and 2017 was an increase of approximately $71.8 million and $60.0 million, respectively.
At January 31, 2018, we have federal, California and other state net operating loss carryforwards of approximately $810.9 million, $231.1 million and $268.5 million, respectively, expiring beginning fiscal 2028, for federal and California purposes and fiscal 2019 for other states’ purposes.
In fiscal 2018, we adopted ASU No. 2016‑09, which simplified the accounting and reporting of share‑based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified and provides the election to eliminate the estimate for forfeitures. Upon adoption, we recognized the previously unrecognized excess tax benefits using the modified retrospective transition method. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, our deferred tax assets would have increased by $53.5 million upon adoption.
At January 31, 2018, we have federal and state research credit carryforwards of approximately $20.3 million and $17.8 million, respectively, expiring beginning in fiscal 2028 for federal purposes. The state credits can be carried forward indefinitely.
Federal and state tax laws may impose substantial restrictions on the utilization of the net operating loss and credit carryforward attributes in the event of an ownership change as defined in Section 382 and Section 383 of the Internal Revenue Code. Accordingly, our ability to utilize these carryforwards may be limited as a result of such one or more ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized. The company has performed an analysis to determine whether an ownership change has occurred since inception. The analysis identified two historical ownership changes, however the limitations did not result in a material restriction on the use of our carryforwards. In the event we experience any subsequent changes in ownership, the availability of our carryforwards in any taxable year could change.
For benefits to be recorded, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The following table reflects the changes in the gross unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2018	2017	2016
Balance as of beginning of year	$9,600	$6,500	$4,200
Tax positions taken in current period
Gross increases	2,100	3,100	2,300
Balance as of end of year	$11,700	$9,600	$6,500

As of January 31, 2018, the total amount of gross unrecognized tax benefits was $11.7 million, of which $0.9 million, if recognized, would favorably impact our effective tax rate. We recognize interest and penalties related to income tax matters in the provision for income taxes. As of January 31, 2018, we had no accrued interest and penalties related to uncertain tax positions. We are subject to taxes in the United States and other foreign jurisdictions. In the normal course of business, we are subject to examination by various federal, state and local taxing authorities. We are not currently under audit by the Internal Revenue Service or any other tax authority. All tax years remain open to examination by major taxing jurisdictions in which we file returns.
10.    Related Party Transactions
Intel Corporation
We have been engaged in commercial transactions with Intel Corporation, a holder of our common stock, representing approximately 18% and 22% of outstanding shares as of January 31, 2018 and 2017 respectively, with the right to designate a person that our board of directors must nominate for election, or nominate for re-election, to our board of directors, including a multi‑year subscription and services agreement, and a collaboration and optimization agreement. The aggregate revenue we recognized from this customer was $11.4 million, $8.3 million and $5.4 million for the years ended January 31, 2018, 2017 and 2016, respectively. In accounts receivable, there was no amount due from this customer as of January 31, 2018 and $2.3 million due from this customer as of January 31, 2017. There was $2.7 million and $2.1 million in deferred revenue as of January 31, 2018 and2017, respectively.
Cloudera Foundation
In January 2017, the Cloudera Foundation, an independent non‑profit organization, was created to provide our products, skills and people, to help solve important social problems around the world. We donated 1,175,063 shares of our common stock to the Cloudera Foundation during the fourth quarter of fiscal 2017. We recorded a non‑cash charge of $21.6 million for the fair value of the donated shares, which was recorded in general and administrative expense in the accompanying consolidated statements of operations. In conjunction with the IPO, we donated $2.4 million, or 1% of the net proceeds, to fund the Cloudera Foundation’s activities. We do not control the Cloudera Foundation’s activities, and accordingly, we do not consolidate the financial statements of the Cloudera Foundation.
Other related parties
Certain members of our board of directors currently serve on the board of directors or as an executive of three companies that are our customers. The aggregate revenue we recognized from these customers was $7.4 million, $5.5 million and $2.4 million for the years ended January 31, 2018, 2017 and 2016, respectively. There was $1.5 million and $4.5 million in accounts receivable due from these customers as of January 31, 2018 and 2017, respectively. There was $5.2 million and $5.5 million in deferred revenue as of January 31, 2018 and 2017, respectively.
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
Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Segment contribution margin includes segment revenue less the related cost of sales excluding certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock‑based compensation expense, amortization of acquired intangible assets, direct sales and marketing costs, research and development costs, corporate general and administrative costs, such as legal and accounting, interest income, interest expense, and other income and expense.

Financial information for each reportable segment was as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016

Revenue:
Subscription	$301,022	$200,252	$119,150
Services	66,421	60,774	46,898
Total revenue	$367,443	$261,026	$166,048

	Year Ended January 31,
	2018	2017	2016

Contribution margin:
Subscription	$257,176	$164,971	$93,380
Services	11,131	14,293	6,701
Total segment contribution margin	$268,307	$179,264	$100,081
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016

Segment contribution margin	$268,307	$179,264	$100,081
Amortization of acquired intangible assets	(3,723)	(3,720)	(3,455)
Stock-based compensation expense	(290,006)	(21,714)	(63,590)
Donation of common stock to the Cloudera Foundation	—	(21,574)	—
Corporate costs, such as research and development, corporate general and administrative and other	(364,871)	(319,595)	(237,673)
Loss from operations	$(390,293)	$(187,339)	$(204,637)
Sales outside of the United States represented approximately 28%, 25% and 21% of our total revenue for the years ended January 31, 2018, 2017 and 2016, respectively. No individual foreign country represented more than 10% of revenue in any period presented. All revenues from external customers are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of January 31, 2018 and 2017, assets located outside the United States were 4% and 3% of total assets, respectively.

12.    Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Year Ended January 31,
	2018	2017	2016

Numerator:
Net loss	$(385,793)	$(187,317)	$(203,143)
Denominator:
Weighted-average shares used in computing net loss, basic and diluted	114,141	36,406	32,724
Net loss per share, basic and diluted	$(3.38)	$(5.15)	$(6.21)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti‑dilutive (in thousands):

	As of January 31,
	2018	2017	2016

Redeemable convertible preferred stock on an as-if converted basis	—	74,907	74,907
Stock options to purchase common stock	18,407	23,240	24,835
Restricted stock units	22,243	21,374	11,228
Shares issuable pursuant to the ESPP	522	—	—
Total	41,172	119,521	110,970

13. Selected Quarterly Financial Data (unaudited)
The following table sets forth selected summarized quarterly financial information for each of the eight quarters in fiscal 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
	April 30	July 31	October 31	January 31	Fiscal Year
Fiscal 2018
Revenue	$79,596	$89,828	$94,569	$103,450	$367,443
Gross profit	19,484	57,858	61,443	70,623	209,408
Loss from operations	(222,340)	(65,685)	(56,590)	(45,678)	(390,293)
Net loss	(222,319)	(64,229)	(55,338)	(43,907)	(385,793)
Net loss per share, basic and diluted	$(5.78)	$(0.48)	$(0.40)	$(0.31)	$(3.38)

Fiscal 2017
Revenue	$56,485	$64,456	$67,258	$72,827	$261,026
Gross profit	35,450	43,117	44,819	50,652	174,038
Loss from operations	(43,516)	(38,787)	(43,988)	(61,048)	(187,339)
Net loss	(43,113)	(38,727)	(44,045)	(61,432)	(187,317)
Net loss per share, basic and diluted	$(1.20)	$(1.07)	$(1.20)	$(1.67)	$(5.15)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
 Changes in internal control over financial reporting.
Our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Annual Report on Internal Control over Financial Reporting.
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information called for by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2018 and is incorporated herein by reference.
We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all officers. Our Code of Business Conduct and Ethics is published on the Investor Relations section of our website at www.cloudera.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on this website within four business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE     COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2018 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2018 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2018 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2018 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements
The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”
(b) Financial Statement Schedules
All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Item 8, entitled the “Consolidated Financial Statements and Supplementary Data.”
(c) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Restated Certificate of Incorporation of the Registrant	10-Q	001-38069	3.01	6/9/2017
3.02	Restated Bylaws of the Registrant	10-Q	001-38069	3.02	6/9/2017
4.01	Form of Registrant’s Common Stock Certificate	S-1	333-217071	4.01	3/31/2017
4.02	Amended and Restated Investor Rights Agreement, dated as of March 28, 2017, by and among the Registrant and certain investors of the Registrant	S-1	333-217071	4.02	3/31/2017
4.03	Voting and Standstill Agreement, dated as of March 28, 2017, by and between the Registrant and Intel Corporation	S-1	333-217071	4.03	3/31/2017
4.04	Confidentiality Agreement, dated as of March 21, 2014, by and between the Registrant and Intel Corporation	S-1	333-217071	4.04	3/31/2017
10.01	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-217071	10.01	3/31/2017
10.02	2008 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-217071	10.02	3/31/2017
10.03	2017 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-217071	10.03	4/10/2017
10.04	2017 Employee Stock Purchase Plan	S-1/A	333-217071	10.04	4/10/2017
10.05	Offer Letter between Thomas J. Reilly and the Registrant, dated May 22, 2013	S-1	333-217071	10.05	3/31/2017
10.06	Employment Agreement between Jim Frankola and the Registrant, dated September 10, 2012	S-1	333-217071	10.06	3/31/2017

10.07	Offer Letter between Michael A. Olson and the Registrant, dated October 2008	S-1	333-217071	10.07	3/31/2017
10.08†	Lease between 495 Java Drive Associates, L.P. and the Registrant, dated as of April 18, 2013	S-1	333-217071	10.08	3/31/2017
10.09†	Lease between 395 Page Mill LLC and the Registrant, dated as of September 6, 2016	S-1	333-217071	10.09	3/31/2017
10.10†	Consent to Sublease between 395 Page Mill LLC, Machine Zone, Inc. and the Registrant dated as of September 26, 2016	S-1	333-217071	10.10	3/31/2017
10.11	Sublease between Rubrik, Inc. and the Registrant, dated as of February 8, 2017	S-1	333-217071	10.11	3/31/2017
10.12	Amended and Restated Collaboration and Optimization Agreement, dated as of March 28, 2017, by and between the Registrant and Intel Corporation	S-1	333-217071	10.12	3/31/2017
10.13†	Enterprise Subscription Agreement, dated as of April 25, 2014, by and between the Registrant and Intel Corporation	S-1	333-217071	10.13	3/31/2017
10.14	Gazzang, Inc. Amended and Restated 2008 Stock Purchase and Option Plan	S-8	333-217522	4.07	4/28/2017
10.15	Cloudera Bonus Plan - Executive Officers and Leadership Team	8-K	001-38069	10.1	3/29/2018
10.16	Cloudera Bonus Plan - 2019 Performance Metrics	8-K	001-38069	10.2	3/29/2018
10.17†	Amendment 1 to the Enterprise Subscription Agreement, dated as of October 31, 2017, by and between the Registrant and Intel Corporation					X
10.18†	Amendment 2 to the Enterprise Subscription Agreement, dated as of November 17, 2017, by and between the Registrant and Intel Corporation					X
10.19†	Amendment No. 2 to Collaboration and Optimization Agreement, dated as of February 1, 2018, by and between the Registrant and Intel Corporation					X
10.20	Amendment 3 to the Enterprise Subscription Agreement, dated as of March 30, 2018 by and between the Registrant and Intel Corporation					X
10.21	Form of the Registrant’s Severance and Change in Control Agreement					X
21.01	List of subsidiaries	S-1	333-217071	21.01	3/31/2017
23.02	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature pages to Annual Report)					X
31.01	Certification of Thomas J. Reilly, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01#	Certification of Thomas J. Reilly, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02#	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Linkbase Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.EXT	XBRL Extension Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X
___________

*	Previously filed.

†	Confidential treatment has been granted with respect to portions of this exhibit.

#
This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDERA, INC.

Date: April 4, 2018	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 4, 2018	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)

Date: April 4, 2018	By:	/s/ Priya Jain
Priya Jain
VP, Corporate Controller
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Thomas J. Reilly, Jim Frankola and Priya Jain, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas J. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2018
Thomas J. Reilly
/s/ Jim Frankola	Chief Financial Officer (Principal Financial Officer)	April 4, 2018
Jim Frankola
/s/ Priya Jain	Vice President, Corporate Controller (Principal Accounting Officer)	April 4, 2018
Priya Jain
/s/ Michael A. Olson	Chief Strategy Officer and Chairman (Director)	April 4, 2018
Michael A. Olson
/s/ Martin I. Cole	Director	April 4, 2018
Martin I. Cole
/s/ Kimberly Hammonds	Director	April 4, 2018
Kimberly Hammonds
/s/ Ping Li	Director	April 4, 2018
Ping Li
/s/ Rose Schooler	Director	April 4, 2018
Rose Schooler
/s/ Steve J. Sordello	Director	April 4, 2018
Steve J. Sordello
/s/ Michael A. Stankey	Director	April 4, 2018
Michael A. Stankey