Form 10-Q
period 2018-04-30
Cloudera, Inc.
filed 2018-06-06
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of May 31, 2018, there were 148,199,853 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2018	January 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,445	$43,247
Short-term marketable securities	346,833	327,842
Accounts receivable, net	64,686	130,579
Prepaid expenses and other current assets	24,249	31,470
Total current assets	518,213	533,138
Property and equipment, net	21,891	17,600
Marketable securities, noncurrent	39,357	71,580
Intangible assets, net	5,198	5,855
Goodwill	33,621	33,621
Restricted cash	18,023	18,052
Other assets	6,822	9,312
TOTAL ASSETS	$643,125	$689,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,161	$2,722
Accrued compensation	30,236	41,393
Other accrued liabilities	13,780	13,454
Deferred revenue, current portion	246,996	257,141
Total current liabilities	293,173	314,710
Deferred revenue, less current portion	32,134	34,870
Other liabilities	18,286	16,601
TOTAL LIABILITIES	343,593	366,181
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	1,413,431	1,385,592
Accumulated other comprehensive loss	(1,075)	(832)
Accumulated deficit	(1,112,831)	(1,061,790)
TOTAL STOCKHOLDERS’ EQUITY	299,532	322,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,125	$689,158

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Revenue:
Subscription	$85,899	$64,671
Services	16,808	14,925
Total revenue	102,707	79,596
Cost of revenue:(1) (2)
Subscription	15,807	26,472
Services	17,544	33,640
Total cost of revenue	33,351	60,112
Gross profit	69,356	19,484
Operating expenses:(1) (2)
Research and development	43,664	95,831
Sales and marketing	59,777	110,443
General and administrative	16,336	35,550
Total operating expenses	119,777	241,824
Loss from operations	(50,421)	(222,340)
Interest income, net	1,807	649
Other income (expense), net	(1,121)	22
Net loss before provision for income taxes	(49,735)	(221,669)
Provision for income taxes	(1,306)	(650)
Net loss	$(51,041)	$(222,319)
Net loss per share, basic and diluted	$(0.35)	$(5.78)
Weighted-average shares used in computing net loss per share, basic and diluted	146,678	38,487

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2018	2017

Cost of revenue – subscription	$2,548	$15,700
Cost of revenue – services	2,474	20,337
Research and development	9,861	67,901
Sales and marketing	6,079	60,541
General and administrative	4,404	26,603

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended April 30,
	2018	2017
Cost of revenue – subscription	$622	$514
Sales and marketing	35	430

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Net loss	$(51,041)	$(222,319)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(97)	8
Unrealized gain (loss) on investments	(146)	35
Total other comprehensive income (loss), net of tax	(243)	43
Comprehensive loss	$(51,284)	$(222,276)

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,041)	$(222,319)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,392	3,642
Stock-based compensation	25,366	191,082
Accretion and amortization of marketable securities	15	542
Gain on disposal of fixed assets	(20)	—
Changes in assets and liabilities:
Accounts receivable	66,013	48,527
Prepaid expenses and other assets	8,167	1,379
Accounts payable	(121)	(1,921)
Accrued compensation	(14,627)	(12,667)
Accrued expenses and other liabilities	1,054	1,142
Deferred revenue	(12,835)	(4,428)
Net cash provided by operating activities	24,363	4,979
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(114,243)	(110,347)
Sales of marketable securities	13,256	31,675
Maturities of marketable securities	114,213	51,420
Capital expenditures	(4,241)	(175)
Proceeds from sale of equipment	27	—
Net cash provided by (used in) investing activities	9,012	(27,427)
CASH FLOWS FROM FINANCING ACTIVITIES
Shares withheld related to net share settlement of restricted stock units	(906)	—
Proceeds from employee stock plans	7,081	1,482
Payment of offering costs	—	(1,647)
Net cash provided by (used in) financing activities	6,175	(165)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(381)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	39,169	(22,612)
Cash, cash equivalents and restricted cash — Beginning of period	61,299	89,632
Cash, cash equivalents and restricted cash — End of period	$100,468	$67,020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,161	$629
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in other accrued liabilities	$1,706	$71
Offering costs in accounts payable and other accrued liabilities	$—	$1,190

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business
Cloudera, Inc. was incorporated in the state of Delaware on June 27, 2008 and is headquartered in Palo Alto, California. We sell subscriptions and services for our data management, machine learning and advanced analytics platform, optimized for the cloud. This platform delivers an integrated suite of capabilities for data management, machine learning and advanced analytics, affording customers an agile, scalable and cost‑effective solution for transforming their businesses.
Unless the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “Cloudera” refer to Cloudera, Inc. and its subsidiaries taken as a whole.
As of both April 30, 2018 and January 31, 2018, we had an accumulated deficit of $1.1 billion. We have funded our operations primarily with the net proceeds we received through the sale of our common stock in our initial public offering (IPO), our follow-on public offering (Follow-on Offering), other public or private sales of equity securities and proceeds from the sale of our subscriptions and services. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries which are located in various countries, including the United States, Australia, China, Germany, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The condensed consolidated balance sheet as of January 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2018 are not necessarily indicative of results to be expected for the full year ending January 31, 2019 or for any other interim period or for any other future year.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended  January 31, 2018, filed with the SEC on April 4, 2018.
Significant Accounting Policies
There have been no changes to our significant accounting policies described in the annual report filed with the SEC on April 4, 2018.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2019, for example, refers to the fiscal year ending January 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, stock‑based compensation expense, annual bonus attainment, self‑insurance costs incurred, the fair value of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the fair value of common stock prior to our IPO in fiscal 2018, the assessment of elements in a multi‑element arrangement and the valuation assigned to each element, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
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
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2018	2017
Cash and cash equivalents	$82,445	$51,572
Restricted cash	18,023	15,448
Cash, cash equivalents and restricted cash	$100,468	$67,020
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
At April 30, 2018, no customer represented 10% or more of accounts receivable. At January 31, 2018, one customer represented 16% of accounts receivable. For the three months ended April 30, 2018 and 2017, no single customer accounted for 10% or more of revenue.
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
We calculate the fair value of stock options and purchase rights granted under the 2017 Employee Stock Purchase Plan (ESPP) based on the Black‑Scholes option‑pricing model. The Black‑Scholes model requires the use of various assumptions including expected term and expected stock price volatility. We estimate the expected term for options using the simplified method due to the lack of historical exercise activity. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the award. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for options and ESPP purchase rights using volatilities of a group of public companies in a similar industry, stage of life cycle and size. The interest rate is derived from government bonds with a similar term to that of the options or ESPP purchase rights granted. We have not declared nor do we expect to declare dividends. Therefore, there is no dividend impact on the valuation of options or ESPP purchase rights. We use the straight‑line method for employee expense attribution for options and ESPP purchase rights.

We have granted restricted stock units (RSUs) to our employees and members of our board of directors under our 2008 Equity Incentive Plan (2008 Plan) and our 2017 Equity Incentive Plan (2017 Plan). Prior to our IPO in May 2017, the employee RSUs vested upon the satisfaction of both a service‑based vesting condition and a liquidity event‑related performance condition. RSUs granted subsequent to our IPO vest upon the satisfaction of a service‑based vesting condition only. The service‑based condition for the majority of these awards is generally satisfied pro‑rata over four years. The liquidity event‑related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million in fiscal 2018, attributable to service prior to such effective date.
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
In December 2017, the U.S. federal government enacted the 2017 Tax Cuts & Jobs Act (Tax Act). The Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one‑time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. We were required to recognize the effects of the tax law changes in the period of enactment, including the determination of the transition tax and the re-measurement of deferred taxes as well as to re-assess the realizability of our deferred tax assets. Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies to record provisional amounts related to the effects of the Tax Act during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued by the U.S. Treasury Department, Internal Revenue Service and other standard-setting bodies in the future, we have not completed our analysis of the income tax effects of the Tax Act. Our provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon our ongoing analysis of our data and tax positions along with the new guidance from regulators and interpretations of the law.
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

Recently Adopted Accounting Standards
We adopted the following accounting standards in first quarter of fiscal 2019:

▪	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

▪	ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory

▪	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

▪	ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting
The adoption of the above listed accounting standards did not have a material impact on our condensed consolidated financial statements for the first quarter of fiscal 2019.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASU 2014‑09, which amended the existing FASB Accounting Standards Codification. ASU 2014‑09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. We plan to adopt this standard on February 1, 2019.We are currently in the process of assessing the adoption methodology, which allows ASU 2014‑09 to be applied either retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third‑party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
We are also currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements, accounting policies, processes, and system requirements. We have assigned internal resources in addition to engaging third party service providers to assist in the evaluation. While we continue to assess all potential impacts under ASU 2014‑09, we have completed a preliminary assessment to determine the effect of adoption on our existing revenue arrangements and are analyzing specific transactions to confirm those conclusions. We have also begun implementing our new revenue recognition systems.
We currently recognize subscription revenue ratably over the subscription period. Under the new standard, these subscription arrangements represent two performance obligations; a software license that is delivered upfront and a series of performance obligations that are delivered over time. We believe that a significant portion of our subscription revenue meets the criteria for revenue recognition over time and the vast majority of the revenue will continue to be recognized ratably under the new standard. We expect that a portion of the arrangement fee related to the software license will be recognized upfront, which we believe will usually be insignificant in comparison to the entire arrangement, as we offer the substantial majority of functional features for free in the open source version of our software. Accounting for certain sales commissions under ASU 2014‑09 is different than our current accounting policy which is to expense sales commissions as incurred whereas such costs will be deferred and amortized under ASU 2014‑09. This will result in an increase in deferred costs recognized on our balance sheet. Additionally, we believe that the amortization period for such deferred commission costs will be longer than the contract term, as ASU 2014‑09 requires entities to determine whether the costs relate to specific anticipated contracts.
While we continue to assess the potential impacts of ASU 2014‑09, including the areas described above, and anticipate the standard will have a material impact on our consolidated financial statements, we do not know and cannot reasonably estimate the quantitative impact on our condensed consolidated financial statements at this time.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. We plan to adopt this standard on February 1, 2019. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.
3.    Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of April 30, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash equivalents:(1)
Money market funds	$26,167	$—	$—	$26,167
Asset-backed securities	4,659	—	—	4,659
Commercial paper	6,984	—	—	6,984
Reverse repurchase agreements(2)	2,000	—	—	2,000
Marketable securities:
U.S. agency obligations	7,796	—	(40)	7,756
Asset-backed securities	41,624	—	(183)	41,441
Corporate notes and obligations	168,756	10	(598)	168,168
Commercial paper	96,775	1	(12)	96,764
Municipal securities	7,370	—	(6)	7,364
Certificates of deposit	47,858	6	(23)	47,841
U.S. treasury securities	16,913	—	(58)	16,855
Total cash equivalents and marketable securities	$426,902	$17	$(920)	$425,999

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of April 30, 2018.

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

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash equivalents:(1)
Money market funds	$10,226	$—	$—	$10,226
Asset-backed securities	1,600	—	—	1,600
Marketable securities:
U.S. agency obligations	7,803		(39)	7,764
Asset-backed securities	46,529	—	(124)	46,405
Corporate notes and obligations	195,460	3	(517)	194,946
Commercial paper	85,438	—	(16)	85,422
Municipal securities	13,339	—	(18)	13,321
Certificates of deposit	24,705	3	(7)	24,701
U.S. treasury securities	26,903	—	(40)	26,863
Total cash equivalents and marketable securities	$412,003	$6	$(761)	$411,248

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2018.
Maturities of our noncurrent marketable securities generally ranged from one year to three years at April 30, 2018 and January 31, 2018.
As of April 30, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$7,756	$(40)	$—	$—	$7,756	$(40)
Asset-backed securities	43,100	(183)	—	—	43,100	(183)
Corporate notes and obligations	131,356	(559)	9,550	(39)	140,906	(598)
Commercial paper	22,348	(12)	—	—	22,348	(12)
Municipal securities	7,364	(6)	—	—	7,364	(6)
Certificates of deposit	32,377	(23)	—	—	32,377	(23)
U.S. treasury securities	16,855	(58)	—	—	16,855	(58)
Total	$261,156	$(881)	$9,550	$(39)	$270,706	$(920)

As of January 31, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$7,764	$(39)	$—	$—	$7,764	$(39)
Asset-backed securities	42,399	(124)	308	—	42,707	(124)
Corporate notes and obligations	173,508	(498)	7,997	(19)	181,505	(517)
Commercial paper	25,852	(16)	—	—	25,852	(16)
Municipal securities	9,323	(18)	—	—	9,323	(18)
Certificates of deposit	16,199	(7)	—	—	16,199	(7)
U.S. treasury securities	21,863	(40)	—	—	21,863	(40)
Total	$296,908	$(742)	$8,305	$(19)	$305,213	$(761)
The unrealized loss for each of these fixed rate marketable securities was not material as of April 30, 2018 or as of January 31, 2018. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of April 30, 2018 and January 31, 2018. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three months ended April 30, 2018 and 2017.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the three months ended April 30, 2018 and 2017.
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

The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of April 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,167	$—	$—	$26,167
Asset-backed securities	—	4,659	—	4,659
Commercial paper	—	6,984	—	6,984
Reverse repurchase agreements(2)	—	2,000	—	2,000
Marketable securities:
U.S. agency obligations	—	7,756	—	7,756
Asset-backed securities	—	41,441	—	41,441
Corporate notes and obligations	—	168,168	—	168,168
Commercial paper	—	96,764	—	96,764
Municipal securities	—	7,364	—	7,364
Certificates of deposit	—	47,841	—	47,841
U.S. treasury securities(1)	9,921	6,934	—	16,855
Restricted cash:
Money market funds	14,672	—	—	14,672
Total financial assets	$50,760	$389,911	$—	$440,671

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

The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of January 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,226	$—	$—	$10,226
Asset-backed securities	—	1,600	—	1,600
Marketable securities:
U.S. agency obligations	—	7,764	—	7,764
Asset-backed securities	—	46,405	—	46,405
Corporate notes and obligations	—	194,946	—	194,946
Commercial paper	—	85,422	—	85,422
Municipal securities	—	13,321	—	13,321
Certificates of deposit	—	24,701	—	24,701
U.S. treasury securities(1)	24,886	1,977	—	26,863
Restricted cash:
Money market funds	14,672	—	—	14,672
Total financial assets	$49,784	$376,136	$—	$425,920

(1)	U.S. treasury securities classified as Level 1 are U.S. treasury bills for which there are quoted prices in active markets.

We value our Level 1 assets using quoted prices in active markets for identical instruments. We value our Level 2 assets with the help of a third‑party pricing service using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or pricing models such as discounted cash flow techniques. We use such pricing data as the primary input, to which we have not made any material adjustments during the periods presented, to make our determination and assessments as to the ultimate valuation of these assets.There were no transfers into or out of Level 1, Level 2 or Level 3 assets and liabilities for the three months ended April 30, 2018 and 2017.
5.    Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	April 30, 2018	January 31, 2018
Computer equipment and software	$17,959	$17,139
Office furniture and equipment	9,603	7,981
Leasehold improvements	16,854	13,469
Construction in progress	1,957	3,243
Property and equipment, gross	46,373	41,832
Less: accumulated depreciation and amortization	(24,482)	(24,232)
Property and equipment, net	$21,891	$17,600
Construction in progress primarily consists of leasehold improvements that have not been placed into service as of April 30, 2018 and January 31, 2018.

Depreciation expense was $1.7 million and $2.7 million for the three months ended April 30, 2018 and 2017, respectively.
Intangible Assets
Intangible assets consisted of the following as of April 30, 2018 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(7,391)	$4,595	2.3
Customer relationships and other acquired intangible assets	6,797	(6,194)	603	4.3
Total	$18,783	$(13,585)	$5,198	2.6
Intangible assets consisted of the following as of January 31, 2018 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(6,769)	$5,217	2.5
Customer relationships and other acquired intangible assets	6,797	(6,159)	638	4.6
Total	$18,783	$(12,928)	$5,855	2.8
Amortization expense for intangible assets was $0.7 million and $0.9 million for the three months ended April 30, 2018 and 2017, respectively.

The expected future amortization expense of these intangible assets as of April 30, 2018 is as follows (in thousands, by fiscal year):

Remaining nine months of fiscal 2019	$1,971
2020	1,737
2021	944
2022	464
2023 and thereafter	82
Total intangible assets, net	$5,198
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	April 30, 2018	January 31, 2018
Accrued salaries, benefits and commissions	$12,071	$15,039
Accrued bonuses	6,532	17,875
Employee stock purchase plan withholdings	5,940	2,238
Accrued compensation related taxes and other	5,693	6,241
Total accrued compensation	$30,236	$41,393

Other Accrued Liabilities
Other accrued liabilities consists of the following (in thousands):

	As of
	April 30, 2018	January 31, 2018
Accrued taxes	$1,734	$2,092
Accrued professional costs	2,175	2,463
Accrued self-insurance costs	1,099	1,285
Accrued travel	2,508	1,492
Accrued sublessee liability	586	1,573
Other	5,678	4,549
Total other accrued liabilities	$13,780	$13,454
Other includes deferred real estate costs, customer deposits, amounts owed to third‑party vendors that provide marketing, corporate event planning and cloud‑computing services.
6.    Commitments and Contingencies
Letters of Credit
As of both April 30, 2018 and January 31, 2018, we had a total of $19.7 million, in letters of credit outstanding in favor of certain landlords for office space. There have been no draws on these letters of credit, they renew annually and expire at various dates through 2027.
Operating Leases
We lease facilities space under non‑cancelable operating leases with various expiration dates through November, 2027. Future minimum lease payments and sublease proceeds under non-cancelable operating leases at April 30, 2018 are as follows (in thousands, by fiscal year):

	Minimum Lease Payments	Sublease Rental Proceeds	Net Minimum Lease Payments
Remaining nine months of fiscal 2019	$26,184	$(10,926)	$15,258
2020	35,567	(15,043)	20,524
2021	35,392	(14,436)	20,956
2022	31,795	(10,858)	20,937
2023	29,479	(4,388)	25,091
2024 and thereafter	133,432	—	133,432
Total	$291,849	$(55,651)	$236,198
Rental expense related to our non‑cancelable operating leases was approximately $5.9 million and $2.4 million for the three months ended April 30, 2018 and 2017, respectively.
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

7.    Stockholders’ Equity
Common Stock
At April 30, 2018 and January 31, 2018 there were 1,200,000,000 shares of common stock, par value $0.00005, authorized and 148,159,117 and 145,327,001 shares of common stock issued and outstanding, respectively.
Employee stock plans
We maintain two share-based compensation plans: the 2017 Plan and the 2008 Plan and collectively with the 2017 Plan, the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
The number of shares reserved for issuance under our 2017 Plan will increase automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31st or (ii) a number of shares determined by our board of directors. On February 1, 2018, 7,266,350 additional shares were authorized for issuance by the board of directors.
As of April 30, 2018 there were 74,426,116 shares of common stock reserved and available for future issuance under the Stock Plans.
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
The following tables summarize stock option activity and related information under the Stock Plans:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance —January 31, 2018	18,406,920	$5.03	5.3	$252,571
Exercised	(869,279)	3.89	—	—
Canceled	(216,383)	5.82	—	—
Balance —April 30, 2018	17,321,258	$5.08	5.1	$164,886

The total intrinsic value of stock options exercised during the three months ended April 30, 2018 and 2017 was $9.8 million and $7.5 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to stock option exercises has been recognized.

There were no employee stock options granted during the three months ended April 30, 2018. The weighted‑average grant‑date value for purposes of recognizing stock‑based compensation expense of employee stock options granted during the three months ended April 30, 2017 was $5.63 per share.
The unamortized stock‑based compensation expense for stock options of $8.1 million at April 30, 2018 will be recognized over the average remaining vesting period of 1.4 years.
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
Restricted stock activity for our Stock Plans is as follows:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Balance —January 31, 2018	22,243,334	$16.08
Granted	2,204,050	19.11
Canceled	(901,138)	15.76
Vested and converted to shares	(2,007,393)	15.87
Balance —April 30, 2018	21,538,853	$16.43
The unamortized stock‑based compensation expense for RSUs of $249.0 million at April 30, 2018 will be recognized over the average remaining vesting period of 2.5 years.
2017 Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). The ESPP became effective on April 27, 2017, the effective date of our IPO. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the United States Internal Revenue Code of 1986, as amended. Purchases will be accomplished through participation in discrete offering periods. Each offering period is six months (commencing each June 21 and December 21) and consists of one six‑month purchase period, unless otherwise determined by our board of directors or our compensation committee.
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
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP will increase automatically on February 1st of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of either (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31st (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2018, 1,453,270 additional shares were authorized for issuance by the board of directors.
As of April 30, 2018, $5.9 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation.
8.    Income taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the three months ended April 30, 2018, our tax provision was $1.3 million, compared to $0.7 million for the same period a year ago. The tax provision for the three months ended April 30, 2018 primarily relates to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a full valuation allowance against our U.S. deferred tax assets.
In December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows companies to record provisional amounts for the Tax Cut and Jobs Act during a measurement period not to extend beyond one year of the enactment date. As of April 30, 2018 we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period.
9.    Related Party Transactions
Intel Corporation
We have been engaged in commercial transactions with Intel Corporation (Intel), a holder of our common stock, representing approximately 18% of outstanding shares as of April 30, 2018, with the right to designate a person that our board of directors must nominate for election, or nominate for re-election, to our board of directors, including a multi‑year subscription and services agreement, and a collaboration and optimization agreement. The aggregate revenue we recognized from Intel was $2.9 million and $2.3 million for the three months ended April 30, 2018 and 2017, respectively. No amounts were included in accounts receivable from Intel as of both April 30, 2018 and January 31, 2018. There was $2.6 million and $2.7 million in deferred revenue as of April 30, 2018 and January 31, 2018, respectively.
Cloudera Foundation
In January 2017, the Cloudera Foundation, an independent non‑profit organization, was created to provide our products, skills and people, to help solve important social problems around the world. We donated 1,175,063 shares of our common stock to the Cloudera Foundation during the fourth quarter of fiscal 2017. In conjunction with the IPO, we donated $2.4 million, or 1% of the net proceeds, in the second quarter of fiscal 2018 to fund the Cloudera Foundation’s activities. We do not control the Cloudera Foundation’s activities, and accordingly, we do not consolidate the financial statements of the Cloudera Foundation.
Other related parties
Certain members of our board of directors currently serve on the board of directors or as an executive of three companies that are our customers. The aggregate revenue we recognized from these customers was $2.0 million and

$1.6 million for the three months ended April 30, 2018 and 2017, respectively. There was $1.8 million and $1.5 million in accounts receivable due from these customers as of April 30, 2018 and January 31, 2018, respectively. There was $5.1 million and $5.2 million in deferred revenue attributable to these customers as of April 30, 2018 and January 31, 2018, respectively.
10.    Segment Information
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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended April 30,
	2018	2017
Revenue:
Subscription	$85,899	$64,671
Services	16,808	14,925
Total revenue	$102,707	$79,596

	Three Months Ended April 30,
	2018	2017
Contribution margin:
Subscription	$73,262	$54,413
Services	1,738	1,622
Total segment contribution margin	$75,000	$56,035
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended April 30,
	2018	2017
Segment contribution margin	$75,000	$56,035
Amortization of acquired intangible assets	(657)	(944)
Stock-based compensation expense	(25,366)	(191,082)
Corporate costs, such as research and development, corporate general and administrative and other	(99,398)	(86,349)
Loss from operations	$(50,421)	$(222,340)
Sales outside of the United States represented approximately 33% and 26% of our total revenue for the three months ended April 30, 2018 and 2017, respectively. All revenues from external customers are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of April 30, 2018 and January 31, 2018, assets located outside the United States were 3% and 4% of total assets, respectively.
11.    Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2018	2017
Numerator:
Net loss	$(51,041)	$(222,319)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	146,678	38,487
Net loss per share, basic and diluted	$(0.35)	$(5.78)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti‑dilutive (in thousands):

	As of April 30,
	2018	2017
Redeemable convertible preferred stock on an as-if converted basis	—	74,907
Stock options to purchase common stock	17,321	22,532
Restricted stock units	21,539	18,583
Shares issuable pursuant to the ESPP	483	—
Total	39,343	116,022
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

Overview
Cloudera empowers organizations to become data‑driven enterprises. We have developed the modern platform for machine learning and analytics, optimized for the cloud. We collaborate extensively with the global open source community, continuously innovate in data management technologies and leverage the latest advances in infrastructure including the public cloud for “big data” applications. Our pioneering hybrid open source software (HOSS) model incorporates the best of open source with our robust proprietary software to form an enterprise‑grade platform. This platform delivers an integrated suite of capabilities for data management, machine learning and advanced analytics, affording customers an agile, scalable and cost‑effective solution for transforming their businesses. Our platform enables organizations to use vast amounts of data from a variety of sources, including the Internet of Things, to better serve and market to their customers, design connected products and services and reduce risk through greater insight from data.
We generate revenue primarily from sales of our term‑based subscriptions of our platform generally on a per node basis, whether deployed on‑premises or in the cloud. We also offer consumption‑based pricing for cloud‑based deployments.  In addition, we generate revenue from professional services and training.
We market and sell our platform to a broad range of organizations, although we focus our selling efforts on the large corporate enterprises globally as well as large public sector organizations. We target these organizations because they capture and manage the vast majority of the world’s data and operate highly complex IT environments. We market our platform primarily through a direct sales force while benefiting from business driven by our ecosystem of technology partners, resellers, OEMs, MSPs, independent software vendors and systems integrators.
We have a broad customer base that spans industries and geographies. For the three months ended April 30, 2018 and 2017, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 33% and 26% of our total revenue for the three months ended April 30, 2018 and 2017, respectively.
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
Our net expansion rate equals the simple arithmetic average of our quarterly net subscription revenue expansion rate for the four quarters ending with the most recently completed fiscal quarter. We have excluded Intel Corporation from our calculation of net expansion rate, as it is a related party. Our net expansion rate for the period ended April 30, 2018 was 132% as compared to 142% for the same period a year ago.
Components of Results of Operations
Revenue
We generate revenue primarily from the sale of subscriptions for our platform that our customers deploy either on‑premises or in the cloud, as well as the sale of services. Subscription revenue primarily relates to term (or time‑based) subscriptions to our platform, which includes both open source and proprietary software. Our subscription arrangements are typically one to three years in length and we recognize subscription revenue ratably over the term of the subscription period. Our subscription includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. Services revenue relates to professional services for the implementation and use of our subscriptions, machine learning expertise and consultation, customer training and education services and related reimbursable travel costs.
Cost of Revenue
Cost of revenue for subscriptions primarily consists of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Cost of revenue for services primarily consists of personnel costs including salaries, bonuses, benefits and stock‑based compensation, fees to subcontractors associated with service contracts, travel costs and allocated shared costs (including rent and information technology). We expect cost of revenue to increase in absolute dollars for the remaining quarters of fiscal 2019 as compared to the respective fiscal 2018 quarters as we continue to obtain new customers and expand our relationship with existing customers. As discussed in detail below, see “—Significant Impacts of Stock‑Based Compensation Expense,” during the three months ended April 30, 2017 our initial public offering (IPO) was declared effective and the performance-based condition for the restricted stock units (RSUs) was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for the RSUs.
Operating Expenses
Research and Development.  Research and development expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our research and development employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology. We expect our research and development expenses to increase in absolute dollars for the remaining quarters of fiscal 2019 as compared to the respective fiscal 2018 quarters as we continue to enhance and add new technologies, features and functionality to our subscriptions. As discussed in detail below, see “—Significant Impacts of Stock‑Based Compensation Expense,” during the three months ended April 30, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales‑based incentives, benefits and stock‑based compensation for our sales and marketing employees. In addition, sales and marketing expenses also includes costs for advertising, promotional events, corporate communications, product marketing and other brand‑building activities, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Sales‑based incentives are expensed as incurred. We expect our sales and marketing expenses to increase in absolute dollars for the remaining quarters of fiscal 2019 as compared to the respective fiscal 2018 quarters as we continue to invest in selling and marketing activities to attract new customers and expand our relationship with existing customers. As discussed in detail below, see “—Significant Impacts of Stock‑Based Compensation Expense,” during the three months ended April 30, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third‑party professional services, including consulting, legal and accounting services and other corporate expenses, and allocated shared costs (including rent and information technology). We expect our general and administrative expenses to increase in absolute dollars for the remaining quarters of fiscal 2019 as compared to the respective fiscal 2018 quarters due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with being a public company. As discussed in detail below, see “—Significant Impacts of Stock‑Based Compensation Expense,” during the three months ended April 30, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs.
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
Significant Impacts of Stock‑Based Compensation Expense
Prior to our IPO, we have granted RSUs to our employees and members of our board of directors under our 2008 Plan. The employee RSUs vest upon the satisfaction of both a service‑based condition and a liquidity event‑related performance condition. The service‑based vesting condition for these awards is generally satisfied pro‑rata over four years.
The liquidity event‑related performance condition was achieved for the majority of our RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million during the three months ended April 30, 2017 attributable to service prior to such effective date.
The total stock‑based compensation expense recorded on the effective date of our initial public offering associated with the achievement of the liquidity event‑related performance condition was as follows (in thousands):

Cost of revenue – subscription	$15,292
Cost of revenue – services	19,695
Research and development	65,250
Sales and marketing	58,219
General and administrative	23,080
Total stock‑based compensation expense	$181,536

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Revenue:
Subscription	$85,899	$64,671
Services	16,808	14,925
Total revenue	102,707	79,596
Cost of revenue:(1) (2)
Subscription	15,807	26,472
Services	17,544	33,640
Total cost of revenue	33,351	60,112
Gross profit	69,356	19,484
Operating expenses:(1) (2)
Research and development	43,664	95,831
Sales and marketing	59,777	110,443
General and administrative	16,336	35,550
Total operating expenses	119,777	241,824
Loss from operations	(50,421)	(222,340)
Interest income, net	1,807	649
Other income (expense), net	(1,121)	22
Net loss before provision for income taxes	(49,735)	(221,669)
Provision for income taxes	(1,306)	(650)
Net loss	$(51,041)	$(222,319)

(1)	Amounts include stock‑based compensation expense as follows:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Cost of revenue – subscription	$2,548	$15,700
Cost of revenue – services	2,474	20,337
Research and development	9,861	67,901
Sales and marketing	6,079	60,541
General and administrative	4,404	26,603
Total stock-based compensation expense	$25,366	$191,082

(2)	Amounts include amortization of acquired intangible assets as follows:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Cost of revenue – subscription	$622	$514
Sales and marketing	35	430
Total amortization of acquired intangible assets	$657	$944

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended April 30,
	2018	2017
Revenue:
Subscription	84%	81%
Services	16	19
Total revenue	100	100
Cost of revenue(1) (2):
Subscription	15	33
Services	17	43
Total cost of revenue	32	76
Gross margin	68	24
Operating expenses(1) (2):
Research and development	43	120
Sales and marketing	58	139
General and administrative	16	44
Total operating expenses	117	303
Loss from operations	(49)	(279)
Interest income, net	1	1
Other income (expense), net	(1)	—
Net loss before provision for income taxes	(49)	(278)
Provision for income taxes	(1)	(1)
Net loss	(50)%	(279)%

___________

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Three Months Ended April 30,
	2018	2017
Cost of revenue – subscription	3%	20%
Cost of revenue – services	2	26
Research and development	10	85
Sales and marketing	6	76
General and administrative	4	33
Total stock-based compensation expense	25%	240%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Three Months Ended April 30,
	2018	2017
Cost of revenue – subscription	1%	1%
Sales and marketing	—	—
Total amortization of acquired intangible assets	1%	1%

Three Months Ended April 30, 2018 and 2017
Revenue

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$85,899	$64,671	$21,228	33%
Services	16,808	14,925	1,883	13%
Total revenue	$102,707	$79,596	$23,111	29%
As a percentage of total revenue:
Subscription	84%	81%
Services	16%	19%
Total revenue	100%	100%
The increase in subscription revenue for the three months ended April 30, 2018, as compared to the same period a year ago, was primarily attributable to volume driven increases in subscription sales to new and existing customers. Our net expansion rate for the period ended April 30, 2018 was 132% as compared to 142% for the same period a year ago.
Our services revenue for the three months ended April 30, 2018, as compared to the same period a year ago, increased at a lower rate compared to the increase in our subscription revenue primarily due to our existing customers’ increasing experience with the technology and our efforts to develop relationships with partners and other system integrators.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$15,807	$26,472	$(10,665)	(40)%
Services	17,544	33,640	(16,096)	(48)%
Total cost of revenue	$33,351	$60,112	$(26,761)	(45)%
Gross profit	$69,356	$19,484	$49,872	256%
Gross margin:
Subscription	82%	59%
Services	(4)%	(125)%
Total gross margin	68%	24%
Cost of revenue, as a percentage of total revenue:
Subscription	15%	33%
Services	17%	43%
Total cost of revenue	32%	76%
The decrease in cost of revenue for subscription for the three months ended April 30, 2018 as compared to the same period a year ago was primarily due to a decrease of $13.2 million in stock‑based compensation expense resulting from the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO during the three months ended April 30, 2017, offset by an increase of $1.6 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers and an increase of $0.8 million in allocated shared costs.
Subscription gross margin improved from 59% to 82% in the three months ended April 30, 2018 as compared to the same period a year ago due to an increase in subscription revenue by $21.2 million or 33% while the cost of subscription revenue decreased by $10.7 million or 40%, as explained above.
The decrease in cost of revenue for services for the three months ended April 30, 2018 as compared to the same period a year ago was primarily due to a decrease of $17.9 million in stock‑based compensation expense resulting from the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO during the three months ended April 30, 2017 and a decrease of $1.0 million in utilization of chargeable consultants, offset by an increase of $2.2 million in salaries and benefits related to growth in employee headcount and an increase of $0.4 million in allocated shared costs.
Services gross margin improved from negative 125% to negative 4% in the three months ended April 30, 2018 as compared to the same period a year ago due to an increase in services revenue by $1.9 million, or 13%, while the cost of services revenue decreased by $16.1 million, or 48%, as explained above.

Operating Expenses

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$43,664	$95,831	$(52,167)	(54)%
Sales and marketing	59,777	110,443	$(50,666)	(46)%
General and administrative	16,336	35,550	$(19,214)	(54)%
Total operating expenses	$119,777	$241,824	$(122,047)	(50)%
Operating expenses, as a percentage of total revenue:
Research and development	43%	120%
Sales and marketing	58%	139%
General and administrative	16%	44%
Total operating expenses	117%	303%
Research and Development
The decrease in research and development expenses for the three months ended April 30, 2018 as compared to the same period a year ago was primarily due to a decrease of $58.0 million in stock‑based compensation expense resulting from the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO during the three months ended April 30, 2017, offset by an increase of $3.8 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount and an increase of $2.2 million in allocated shared costs.
Sales and Marketing
The decrease in sales and marketing expenses for the three months ended April 30, 2018 as compared to the same period a year ago was primarily due to a decrease of $54.5 million in stock‑based compensation expense resulting from the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO during the three months ended April 30, 2017, offset by an increase of $2.5 million in employee‑related costs including salaries, incentive‑based compensation, benefits and travel costs, associated with the growth in employee headcount to support our overall sales activities and an increase of $1.2 million in allocated shared costs.
General and Administrative
The decrease in general and administrative expenses for the three months ended April 30, 2018 as compared to the same period a year ago was primarily due to a decrease of $22.2 million in stock‑based compensation expense resulting from the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO during the three months ended April 30, 2017, offset by an increase of $1.7 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount to support our overall expansion and an increase of $0.7 million in allocated shared costs.
Interest Income net

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income, net	$1,807	$649	$1,158	178%
Interest income, net increased primarily due to an increase in our cash balance obtained from the net proceeds of the IPO in May 2017 as compared to the same period a year ago.

Other Income (Expense), net

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense)	$(1,121)	$22	$(1,143)	not meaningful
Other expense increased primarily due to an increase of $1.2 million from foreign exchange losses during the year ended April 30, 2018 as compared to the same period a year ago.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$(1,306)	$(650)	$(656)	101%
The provision for income taxes increased primarily due to an increase in pre-tax income in our foreign locations and increased withholding taxes on international sales.
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
Liquidity and Capital Resources
As of April 30, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $468.6 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper and reverse repurchase agreements, and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO in May 2017, private sales of equity securities, as well as payments received from customers for our subscriptions and services.
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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$24,363	$4,979
Cash provided by (used in) investing activities	9,012	(27,427)
Cash provided by (used in) financing activities	6,175	(165)
Effect of exchange rate changes	(381)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,169	$(22,612)
Cash Provided by Operating Activities
During the three months ended April 30, 2018, cash provided by operating activities was $24.4 million which was due to a net loss of $51.0 million offset by non‑cash adjustments of $27.8 million and a decrease from net change in operating assets and liabilities of $47.7 million. Non‑cash adjustments primarily consisted of $25.4 million of stock‑based compensation and $2.4 million of depreciation and amortization. The net change in operating assets and liabilities was due to a decrease in deferred revenue of $12.8 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, a decrease in accrued compensation of $14.6 million due to the timing of bonus and incentive-based compensation payments, offset by a decrease in accounts receivable of $66.0 million due to the timing of invoicing compared to the receipt of cash from customers, a decrease in prepaid expenses and other assets of $8.2 million and a net increase in accounts payable and accrued expenses and other liabilities of $0.9 million due to the timing of payments to vendors.
During the three months ended April 30, 2017, cash provided by operating activities was $5.0 million which was due to a net loss of $222.3 million offset by non‑cash adjustments of $195.3 million and a decrease from net change in operating assets and liabilities of $32.0 million. Non‑cash adjustments consisted of $3.6 million of depreciation and amortization, $191.1 million of stock‑based compensation and $0.5 million in accretion and amortization of marketable securities. The net change in operating assets and liabilities was due to a decrease in deferred revenue of $4.4 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, a decrease in accounts payable and accrued expenses and other liabilities of $0.8 million due to the timing of payments to vendors, a decrease in accrued compensation of $12.7 million due to the timing of bonus and incentive-based compensation payments, offset by a decrease in prepaid expenses and other assets of $1.4 million and a decrease in accounts receivable of $48.5 million due to the timing of invoicing compared to the receipt of cash from customers.
Cash Provided by (Used in) Investing Activities
During the three months ended April 30, 2018, cash provided by investing activities was $9.0 million which was primarily due to sales and maturities of marketable securities of $127.5 million, offset by purchases of marketable securities of $114.2 million and capital expenditures for the purchase of property and equipment of $4.2 million.
During the three months ended April 30, 2017, cash used in investing activities was $27.4 million which was due to purchases of marketable securities of $110.3 million and capital expenditures for the purchase of property and equipment of $0.2 million, offset by sales and maturities of marketable securities of $83.1 million.
Cash Provided by (Used in) Financing Activities
During the three months ended April 30, 2018, cash provided by financing activities was $6.2 million which was due to proceeds from the exercise of stock options and withholdings under our 2017 Employee Stock Purchase Plan (ESPP) of $7.1 million, offset by shares withheld related to the net settlement of RSUs of $0.9 million.

During the three months ended April 30, 2017, cash used in financing activities was $0.2 million which was due to the payment of deferred offering costs of $1.6 million, offset by proceeds from the issuance of common stock upon exercise of stock options of $1.5 million.
Off‑Balance Sheet Arrangements
Through April 30, 2018, we have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2018. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a table of our contractual obligations and commitments as of April 30, 2018.
Critical Accounting Policies and Estimates
 There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and estimates disclosed in the Annual Report on Form 10-K for the year ended January 31, 2018.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $468.6 million as of April 30, 2018, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper and reverse repurchase agreements, and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $3.9 million.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non‑U.S. operations, the majority of our revenue and expenses are denominated in other currencies such as the Euro, British Pound Sterling, Australian Dollar and Chinese Yuan. For the three months ended April 30, 2018, approximately 16% of our revenue and approximately 20% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the three months ended April 30, 2018, we recorded a loss on foreign exchange transactions of $1.2 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates could have a $1.2 million impact on our financial results.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
 Changes in internal control over financial reporting.
Our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent limitation on the effectiveness of internal control.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to or act as an indemnitor to our customers or partners on various litigation matters, and we or our customers or partners are subject to claims that arise in the ordinary course of business. In addition, we or our customers or partners have received, and may in the future receive, various types of claims including potential claims from third parties asserting, among other things, infringement of their intellectual property rights. As an example, on April 30, 2018, plaintiff Realtime Data LLC (Plaintiff), filed a lawsuit against us in the U.S. District Court for the District of Delaware. The suit alleges that we have made, offered for sale, sold and/or imported into the United States products and services that infringe U.S. Patent Nos. 9,504,728; 9,667,751; 8,717,203 and 9,116,908. Plaintiff seeks an injunction to prevent further acts of alleged infringement as well as an award of damages, an award of enhanced damages, pre-judgment and post-judgment interest on the damages amounts and recovery of attorney’s fees and costs incurred in the suit. Future litigation may be necessary to defend ourselves, or our customers or partners on indemnity matters, by determining the scope, enforceability and validity of third‑party proprietary rights or to establish our proprietary rights. Further, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.
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
We have incurred net losses since our founding in 2008, including net losses of $51.0 million and $385.8 million for the three months ended April 30, 2018 and the year ended January 31, 2018, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.1 billion at April 30, 2018. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components under our hybrid open source software (HOSS) model, and continue to develop our platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
Our results of operations, including our revenue, net revenue expansion rate, gross margin, profitability and cash flows, may vary significantly in the future, and period‑to‑period comparisons of our operating results may not be meaningful. Accordingly, our results for any particular period should not be relied upon as an indication of future performance. Our financial results may fluctuate from period to period as a result of a variety of factors, many of which are outside of our control. Fluctuation in periodic results may adversely impact the value of our common stock. Factors that may cause fluctuations in our periodic financial results include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

•
the budgeting cycles and purchasing practices of our customers, including their tendency to purchase in the fourth quarter of our fiscal year and near the end of each quarter, and the timing of subsequent contract renewals;

•	the achievement of milestones in connection with delivery of services, impacting the timing of services revenue recognition;

•	subscriptions from large corporate enterprises;

•	price competition;

•	our ability to attract and retain new customers;

•	our ability to expand penetration within our existing customer base;

•	the timing and success of new solutions by us and our competitors;

•	changes in customer requirements or market needs and our ability to make corresponding changes to our business;

•	changes in the competitive landscape, including consolidation among our competitors or customers;

•	general economic conditions, both domestically and in our foreign markets;

•	the timing and amount of certain payments and expenses, such as research and development expenses, sales commissions and stock‑based compensation;

•	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. From time‑to‑time, third parties, including certain other companies, have asserted and may assert patent, copyright, trademark or other intellectual property rights against us, our partners or our customers. We or our customers have received, and may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. As an example, on April 30, 2018, plaintiff Realtime Data LLC (Plaintiff), filed a lawsuit against us in the U.S. District Court for the District of Delaware. The suit alleges that we have made, offered for sale, sold and/or imported into the United States products and services that infringe U.S. Patent Nos. 9,504,728; 9,667,751; 8,717,203 and 9,116,908. Plaintiff seeks an injunction to prevent further acts of alleged infringement as well as an award of damages, an award of enhanced damages, pre-judgment and post-judgment interest on the damages amounts and recovery of attorney’s fees and costs incurred in the suit.
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
Federal, state, foreign government and industry regulations relating to privacy and data security concerns pose the threat of lawsuits and other liability.
We collect and utilize demographic and other data, including personal data, from and about our employees and our existing and potential customers and partners. Such information may be collected from our customers and partners when they visit our website or through their use of our products and interactions with our company and employees such as when signing up for certain services, registering for training seminars, participating in a survey, participating in polls or signing up to receive e‑mail newsletters.
A wide variety of domestic and international laws and regulations (including, without limitation, the General Data Protection Regulation) apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy‑related laws and regulations are evolving and may result in increased regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with such applicable laws and regulations, or to protect such personal data, could result in enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers or adversely impact our ability to attract and retain workforce talent.
Loss, retention or misuse of personal data, including the possibility of security and privacy breaches, could result in alleged or actual violations of laws and regulations relating to privacy and data security and relevant claims, which may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims. In addition, future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our customers’ ability to collect, use or disclose data relating to individuals, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, or the Securities Act, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non‑emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and exemptions from complying with new or revised accounting standards until private companies are required to comply with the new or revised financial accounting standards. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the effectiveness of our initial public offering but we expect to not be an “emerging growth company” sooner. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
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
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $12.57 to $23.35 through May 31, 2018. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 57.5% of our outstanding common stock based on the number shares outstanding as of May 31, 2018. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
In addition, Intel held approximately 17.6% of our outstanding common stock based on the number shares outstanding as of May 31, 2018. As such, Intel could have considerable influence over matters such as approving a potential acquisition of us. Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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
None.
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

CLOUDERA, INC.

Date: June 6, 2018	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 6, 2018	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)