Form 10-Q
period 2018-07-31
Cloudera, Inc.
filed 2018-09-06
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act
☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of August 31, 2018, there were 151,113,590 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2018	January 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,970	$43,247
Short-term marketable securities	325,413	327,842
Accounts receivable, net	96,364	130,579
Prepaid expenses and other current assets	20,534	31,470
Total current assets	495,281	533,138
Property and equipment, net	22,089	17,600
Marketable securities, noncurrent	61,747	71,580
Intangible assets, net	4,540	5,855
Goodwill	33,621	33,621
Restricted cash	18,024	18,052
Other assets	7,696	9,312
TOTAL ASSETS	$642,998	$689,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,543	$2,722
Accrued compensation	31,286	41,393
Other accrued liabilities	13,871	13,454
Deferred revenue, current portion	253,779	257,141
Total current liabilities	301,479	314,710
Deferred revenue, less current portion	30,500	34,870
Other liabilities	19,745	16,601
TOTAL LIABILITIES	351,724	366,181
STOCKHOLDERS’ EQUITY:
Common stock	8	7
Additional paid-in capital	1,438,493	1,385,592
Accumulated other comprehensive loss	(1,021)	(832)
Accumulated deficit	(1,146,206)	(1,061,790)
TOTAL STOCKHOLDERS’ EQUITY	291,274	322,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$642,998	$689,158

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Subscription	$93,123	$73,986	$179,022	$138,657
Services	17,215	15,842	34,023	30,767
Total revenue	110,338	89,828	213,045	169,424
Cost of revenue:(1) (2)
Subscription	14,961	15,215	30,768	41,687
Services	17,171	16,755	34,715	50,395
Total cost of revenue	32,132	31,970	65,483	92,082
Gross profit	78,206	57,858	147,562	77,342
Operating expenses:(1) (2)
Research and development	39,800	42,844	83,464	138,675
Sales and marketing	55,166	62,135	114,943	172,578
General and administrative	17,090	18,564	33,426	54,114
Total operating expenses	112,056	123,543	231,833	365,367
Loss from operations	(33,850)	(65,685)	(84,271)	(288,025)
Interest income, net	2,173	1,440	3,980	2,089
Other income (expense), net	(907)	817	(2,028)	839
Net loss before provision for income taxes	(32,584)	(63,428)	(82,319)	(285,097)
Provision for income taxes	(791)	(801)	(2,097)	(1,451)
Net loss	$(33,375)	$(64,229)	$(84,416)	$(286,548)
Net loss per share, basic and diluted	$(0.22)	$(0.48)	$(0.57)	$(3.28)
Weighted-average shares used in computing net loss per share, basic and diluted	149,505	134,506	148,115	87,293

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

Cost of revenue – subscription	$2,496	$3,693	$5,044	$19,393
Cost of revenue – services	2,776	3,890	5,250	24,227
Research and development	8,336	13,128	18,197	81,029
Sales and marketing	2,698	12,137	8,777	72,678
General and administrative	4,169	6,603	8,573	33,206

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cost of revenue – subscription	$622	$510	$1,244	$1,024
Sales and marketing	35	431	70	861

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net loss	$(33,375)	$(64,229)	$(84,416)	$(286,548)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(252)	(34)	(349)	(26)
Unrealized gain on investments	306	26	160	61
Total other comprehensive income (loss), net of tax	54	(8)	(189)	35
Comprehensive loss	$(33,321)	$(64,237)	$(84,605)	$(286,513)

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,416)	$(286,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,068	6,994
Stock-based compensation	45,841	230,533
Accretion and amortization of marketable securities	(195)	414
Gain on disposal of fixed assets	(20)	—
Changes in assets and liabilities:
Accounts receivable	34,366	16,744
Prepaid expenses and other assets	12,297	639
Accounts payable	583	1,674
Accrued compensation	(9,437)	(4,983)
Accrued expenses and other liabilities	3,999	2,970
Deferred revenue	(7,276)	13,697
Net cash provided by (used in) operating activities	810	(17,866)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(252,376)	(387,154)
Sales of marketable securities and other investments	32,294	43,198
Maturities of marketable securities and other investments	230,903	117,604
Capital expenditures	(7,690)	(1,971)
Proceeds from sale of equipment	27	—
Net cash provided by (used in) investing activities	3,158	(228,323)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in initial public offering	—	237,686
Proceeds from employee stock plans	11,330	5,932
Shares withheld related to net share settlement of restricted stock units	(4,388)	—
Net cash provided by financing activities	6,942	243,618
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,215)	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,695	(2,648)
Cash, cash equivalents and restricted cash — Beginning of period	61,299	89,632
Cash, cash equivalents and restricted cash — End of period	$70,994	$86,984
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,898	$1,352
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in other accrued liabilities	$561	$3,054
Offering costs in accounts payable and other accrued liabilities	$—	$264
Conversion of redeemable convertible preferred stock to common stock	$—	$657,687

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
As of both July 31, 2018 and January 31, 2018, we had an accumulated deficit of $1.1 billion, respectively. We have funded our operations primarily with the net proceeds we received through the sale of our common stock in our initial public offering (IPO), our follow-on public offering (Follow-on Offering), other public or private sales of equity securities and proceeds from the sale of our subscriptions and services. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries which are located in various countries, including the United States, Australia, China, Germany, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The condensed consolidated balance sheet as of January 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2018 are not necessarily indicative of results to be expected for the full year ending January 31, 2019 or for any other interim period or for any other future year.
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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ending January 31, 2019.
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
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of July 31,
	2018	2017
Cash and cash equivalents	$52,970	$68,936
Restricted cash	18,024	18,048
Cash, cash equivalents and restricted cash	$70,994	$86,984
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
At July 31, 2018, no customer represented 10% or more of accounts receivable. At January 31, 2018, one customer represented 16% of accounts receivable. For the three and six months ended July 31, 2018 and 2017, no single customer accounted for 10% or more of revenue.
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
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to retain the ability to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Because the market value of our common stock held by non-affiliates exceeds $700 million as of July 31, 2018, we will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of January 31, 2019.

Recently Adopted Accounting Standards
We adopted the following accounting standards in the first quarter of fiscal 2019:

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
The adoption of the above listed accounting standards did not have a material impact on our condensed consolidated financial statements for the three and six month periods ended July 31, 2018.
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
We plan to adopt this standard on February 1, 2019 using the full-retrospective method. This method will result in the new standard being applied retrospectively to each prior period presented within the consolidated financial statements at the adoption date.
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
While we continue to assess the potential impacts of ASU 2014‑09, including the areas described above, and anticipate the standard will have a material impact on our consolidated financial statements, we do not know and cannot reasonably estimate the quantitative impact on our consolidated financial statements at this time.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. We plan to adopt this standard on February 1, 2019. The Company does not know or cannot reasonably estimate the quantitative impact of the new standard on our consolidated financial statements and disclosures at this time.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. We plan to adopt this standard on February 1, 2019. We have assigned internal resources in addition to engaging third party service providers to assist in our evaluation of the impact of the adoption of this standard on our consolidated financial statements. We are in the process of assessing the appropriate changes to our accounting policies, business processes, controls, and systems necessary to support the adoption of this standard. We do not know or cannot reasonably estimate the quantitative impact of the new standard on our consolidated financial statements and disclosures at this time.
3.    Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of July 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash equivalents:(1)
Money market funds	$13,301	$—	$—	$13,301
Commercial paper	10,982	—	—	10,982
Marketable securities:
U.S. agency obligations	7,787	—	(24)	7,763
Asset-backed securities	66,337	—	(134)	66,203
Corporate notes and obligations	153,096	24	(415)	152,705
Commercial paper	93,762	—	(5)	93,757
Certificates of deposit	40,802	10	(12)	40,800
U.S. treasury securities	21,972	—	(39)	21,933
Foreign government obligations	4,000	—	(1)	3,999
Total cash equivalents and marketable securities	$412,039	$34	$(630)	$411,443

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of July 31, 2018.

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash equivalents:(1)
Money market funds	$10,226	$—	$—	$10,226
Asset-backed securities	1,600	—	—	1,600
Marketable securities:
U.S. agency obligations	7,803		(39)	7,764
Asset-backed securities	46,529	—	(124)	46,405
Corporate notes and obligations	195,460	3	(517)	194,946
Commercial paper	85,438	—	(16)	85,422
Municipal securities	13,339	—	(18)	13,321
Certificates of deposit	24,705	3	(7)	24,701
U.S. treasury securities	26,903	—	(40)	26,863
Total cash equivalents and marketable securities	$412,003	$6	$(761)	$411,248

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2018.
Maturities of our noncurrent marketable securities generally ranged from one year to three years at July 31, 2018 and January 31, 2018.
As of July 31, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$7,763	$(24)	$—	$—	$7,763	$(24)
Asset-backed securities	60,862	(134)	399	—	61,261	(134)
Corporate notes and obligations	107,384	(365)	11,656	(50)	119,040	(415)
Commercial paper	32,347	(5)	—	—	32,347	(5)
Certificates of deposit	10,490	(12)	—	—	10,490	(12)
U.S. treasury securities	21,933	(39)	—	—	21,933	(39)
Foreign government obligations	3,999	(1)	—	—	3,999	(1)
Total	$244,778	$(580)	$12,055	$(50)	$256,833	$(630)

As of January 31, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$7,764	$(39)	$—	$—	$7,764	$(39)
Asset-backed securities	42,399	(124)	308	—	42,707	(124)
Corporate notes and obligations	173,508	(498)	7,997	(19)	181,505	(517)
Commercial paper	25,852	(16)	—	—	25,852	(16)
Municipal securities	9,323	(18)	—	—	9,323	(18)
Certificates of deposit	16,199	(7)	—	—	16,199	(7)
U.S. treasury securities	21,863	(40)	—	—	21,863	(40)
Total	$296,908	$(742)	$8,305	$(19)	$305,213	$(761)
The unrealized loss for each of these fixed rate marketable securities was not material as of July 31, 2018 or as of January 31, 2018. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of July 31, 2018 and January 31, 2018. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three and six months ended July 31, 2018 and 2017.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the three and six months ended July 31, 2018 and 2017.
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
The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of July 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,301	$—	$—	$13,301
Commercial paper	—	10,982	—	10,982
Marketable securities:
U.S. agency obligations	—	7,763	—	7,763
Asset-backed securities	—	66,203	—	66,203
Corporate notes and obligations	—	152,705	—	152,705
Commercial paper	—	93,757	—	93,757
Certificates of deposit	—	40,800	—	40,800
U.S. treasury securities(1)	9,970	11,963	—	21,933
Foreign government obligations	—	3,999	—	3,999
Restricted cash:
Money market funds	14,672	—	—	14,672
Total financial assets	$37,943	$388,172	$—	$426,115

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

We value our Level 1 assets using quoted prices in active markets for identical instruments. We value our Level 2 assets with the help of a third‑party pricing service using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or pricing models such as discounted cash flow techniques. We use such pricing data as the primary input, to which we have not made any material adjustments during the periods presented, to make our determination and assessments as to the ultimate valuation of these assets.There were no transfers into or out of Level 1, Level 2 or Level 3 assets and liabilities for the three and six months ended July 31, 2018 and 2017.
5.    Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	July 31, 2018	January 31, 2018
Computer equipment and software	$18,031	$17,139
Office furniture and equipment	10,107	7,981
Leasehold improvements	19,537	13,469
Construction in progress	483	3,243
Property and equipment, gross	48,158	41,832
Less: accumulated depreciation and amortization	(26,069)	(24,232)
Property and equipment, net	$22,089	$17,600
Construction in progress primarily consists of leasehold improvements that have not been placed into service as of July 31, 2018 and January 31, 2018.
Depreciation expense was $2.1 million and $2.4 million for the three months ended July 31, 2018 and 2017, respectively, and $3.8 million and $5.1 million for the six months ended July 31, 2018 and 2017, respectively.
Intangible Assets
Intangible assets consisted of the following as of July 31, 2018 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(8,014)	$3,972	2.2
Customer relationships and other acquired intangible assets	6,797	(6,229)	568	4.1
Total	$18,783	$(14,243)	$4,540	2.4

Intangible assets consisted of the following as of January 31, 2018 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(6,769)	$5,217	2.5
Customer relationships and other acquired intangible assets	6,797	(6,159)	638	4.6
Total	$18,783	$(12,928)	$5,855	2.8
Amortization expense for intangible assets was $0.6 million and $0.9 million for the three months ended July 31, 2018 and 2017, respectively, and $1.3 million and $1.9 million for the six months ended July 31, 2018 and 2017, respectively.

The expected future amortization expense of these intangible assets as of July 31, 2018 is as follows (in thousands, by fiscal year):

Remaining six months of fiscal 2019	$1,314
2020	1,737
2021	944
2022	464
2023 and thereafter	81
Total intangible assets, net	$4,540
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	July 31, 2018	January 31, 2018
Accrued salaries, benefits and commissions	$13,180	$15,039
Accrued bonuses	10,888	17,875
Employee stock purchase plan withholdings	2,119	2,238
Accrued compensation related taxes and other	5,099	6,241
Total accrued compensation	$31,286	$41,393

Other Accrued Liabilities
Other accrued liabilities consists of the following (in thousands):

	As of
	July 31, 2018	January 31, 2018
Accrued taxes	$2,458	$2,092
Accrued professional costs	1,956	2,463
Accrued self-insurance costs	1,257	1,285
Accrued travel	2,884	1,492
Accrued sublessee liability	—	1,573
Other	5,316	4,549
Total other accrued liabilities	$13,871	$13,454
Other includes deferred real estate costs, customer deposits, amounts owed to third‑party vendors that provide marketing, corporate event planning and cloud‑computing services.
6.    Commitments and Contingencies
Letters of Credit
As of July 31, 2018 and January 31, 2018, we had a total of $19.5 million and $19.7 million in letters of credit outstanding in favor of certain landlords for office space. There have been no draws on these letters of credit, and they renew annually and expire at various dates through 2027.
Operating Leases
We lease facilities space under non‑cancelable operating leases with various expiration dates through November, 2027. Future minimum lease payments and sublease proceeds under non-cancelable operating leases at July 31, 2018 are as follows (in thousands, by fiscal year):

	Minimum Lease Payments	Sublease Rental Proceeds	Net Minimum Lease Payments
Remaining six months of fiscal 2019	$18,211	$(7,412)	$10,799
2020	35,732	(15,073)	20,659
2021	35,571	(14,446)	21,125
2022	31,835	(10,858)	20,977
2023	29,480	(4,388)	25,092
2024 and thereafter	133,388	—	133,388
Total	$284,217	$(52,177)	$232,040
Rental expense related to our non‑cancelable operating leases was approximately $5.6 million and $3.3 million for the three months ended July 31, 2018 and 2017, respectively, and $11.5 million and $5.7 million for the six months ended July 31, 2018 and 2017, respectively.
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

7.    Stockholders’ Equity
Common Stock
At July 31, 2018 and January 31, 2018 there were 1,200,000,000 shares of common stock, par value $0.00005, authorized and 150,997,502 and 145,327,001 shares of common stock issued and outstanding, respectively.
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
As of July 31, 2018 there were 71,587,731 shares of common stock reserved and available for future issuance under the Stock Plans.
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
The following tables summarize stock option activity and related information under the Stock Plans:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance —January 31, 2018	18,406,920	$5.03	5.3	$252,571
Exercised	(1,467,007)	3.57
Canceled	(357,062)	9.93
Balance —July 31, 2018	16,582,851	$5.06	4.8	$145,557

The total intrinsic value of stock options exercised during the six months ended July 31, 2018 and 2017 was $16.9 million and $12.2 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to stock option exercises has been recognized.

There were no employee stock options granted during the six months ended July 31, 2018. The weighted‑average grant‑date value for purposes of recognizing stock‑based compensation expense of employee stock options granted during the six months ended July 31, 2017 was $8.83 per share.
The unamortized stock‑based compensation expense for stock options of $5.2 million at July 31, 2018 will be recognized over the average remaining vesting period of 1.3 years.
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
Restricted stock activity for our Stock Plans is as follows:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Balance —January 31, 2018	22,243,334	$16.08
Granted	3,230,550	17.67
Canceled	(2,387,430)	15.63
Vested and converted to shares	(3,998,750)	16.00
Balance —July 31, 2018	19,087,704	$16.43
The unamortized stock‑based compensation expense for RSUs of $223.6 million at July 31, 2018 will be recognized over the average remaining vesting period of 2.5 years.
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
As of July 31, 2018, $2.1 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation.
8.    Income taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the six months ended July 31, 2018, our tax provision was $2.1 million, compared to $1.5 million for the same period a year ago. The tax provision for the six months ended July 31, 2018 primarily relates to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a full valuation allowance against our U.S. deferred tax assets.
In December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows companies to record provisional amounts for the Tax Cut and Jobs Act during a measurement period not to extend beyond one year of the enactment date. As of July 31, 2018 we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period.
9.    Related Party Transactions
Intel Corporation
We have been engaged in commercial transactions with Intel Corporation (Intel), a holder of our common stock, representing approximately 17% of outstanding shares as of July 31, 2018, with the right to designate a person that our board of directors must nominate for election, or nominate for re-election, to our board of directors, including a multi‑year subscription and services agreement, and a collaboration and optimization agreement. The aggregate revenue we recognized from Intel was $1.9 million and $3.0 million for the three months ended July 31, 2018 and 2017, respectively, and $4.8 million and $5.3 million for the six months ended July 31, 2018 and 2017, respectively. There was $2.7 million in accounts receivable due from Intel as of July 31, 2018 and no amount was included in accounts receivable from Intel as of January 31, 2018. There was $3.5 million and $2.7 million in deferred revenue as of July 31, 2018 and January 31, 2018, respectively.
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

Other related parties
Certain members of our board of directors currently serve on the board of directors or as an executive of three companies that are our customers. The aggregate revenue we recognized from these customers was $2.1 million and $1.8 million for the three months ended July 31, 2018 and 2017, respectively, and $4.1 million and $3.4 million for the six months ended July 31, 2018 and 2017, respectively. There was $1.0 million and $1.5 million in accounts receivable due from these customers as of July 31, 2018 and January 31, 2018, respectively. There was $5.6 million and $5.2 million in deferred revenue attributable to these customers as of July 31, 2018 and January 31, 2018, respectively.
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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Subscription	$93,123	$73,986	$179,022	$138,657
Services	17,215	15,842	34,023	30,767
Total revenue	$110,338	$89,828	$213,045	$169,424

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Contribution margin:
Subscription	$81,280	$62,974	$154,542	$117,387
Services	2,820	2,977	4,558	4,599
Total segment contribution margin	$84,100	$65,951	$159,100	$121,986

The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Segment contribution margin	$84,100	$65,951	$159,100	$121,986
Amortization of acquired intangible assets	(657)	(941)	(1,314)	(1,885)
Stock-based compensation expense	(20,475)	(39,451)	(45,841)	(230,533)
Corporate costs, such as research and development, corporate general and administrative and other	(96,818)	(91,244)	(196,216)	(177,593)
Loss from operations	$(33,850)	$(65,685)	$(84,271)	$(288,025)
Sales outside of the United States represented approximately 36% and 28% of our total revenue for three months ended July 31, 2018 and 2017, respectively, and 34% and 27% of our total revenue for the six months ended 2018 and 2017, respectively. All revenues from customers outside of the United States are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of July 31, 2018 and January 31, 2018, assets located outside the United States were 3% and 4% of total assets, respectively.
11.    Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(33,375)	$(64,229)	$(84,416)	$(286,548)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	149,505	134,506	148,115	87,293
Net loss per share, basic and diluted	$(0.22)	$(0.48)	$(0.57)	$(3.28)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti‑dilutive (in thousands):

	As of July 31,
	2018	2017
Stock options to purchase common stock	16,583	22,211
Restricted stock units	19,088	18,172
Shares issuable pursuant to the ESPP	554	1,004
Total	36,225	41,387

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
We have a broad customer base that spans industries and geographies. For the three and six months ended July 31, 2018 and 2017, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 36% and 28% of our total revenue for the three months ended July 31, 2018 and 2017, respectively, and 34% and 27% of our total revenue for the six months ended July 31, 2018 and 2017, respectively.
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
Our net expansion rate equals the simple arithmetic average of our quarterly net subscription revenue expansion rate for the four quarters ending with the most recently completed fiscal quarter. We have excluded Intel Corporation from our calculation of net expansion rate, as it is a related party. Our net expansion rate for the period ended July 31, 2018 was 128% as compared to 140% for the same period a year ago.
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
The liquidity event‑related performance condition was achieved for the majority of our RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million during the six months ended July 31, 2017 attributable to service prior to such effective date.

The total stock‑based compensation expense recorded on the effective date of our initial public offering associated with the achievement of the liquidity event‑related performance condition was as follows (in thousands):

Cost of revenue – subscription	$15,292
Cost of revenue – services	19,695
Research and development	65,250
Sales and marketing	58,219
General and administrative	23,080
Total stock‑based compensation expense	$181,536

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Subscription	$93,123	$73,986	$179,022	$138,657
Services	17,215	15,842	34,023	30,767
Total revenue	110,338	89,828	213,045	169,424
Cost of revenue:(1) (2)
Subscription	14,961	15,215	30,768	41,687
Services	17,171	16,755	34,715	50,395
Total cost of revenue	32,132	31,970	65,483	92,082
Gross profit	78,206	57,858	147,562	77,342
Operating expenses:(1) (2)
Research and development	39,800	42,844	83,464	138,675
Sales and marketing	55,166	62,135	114,943	172,578
General and administrative	17,090	18,564	33,426	54,114
Total operating expenses	112,056	123,543	231,833	365,367
Loss from operations	(33,850)	(65,685)	(84,271)	(288,025)
Interest income, net	2,173	1,440	3,980	2,089
Other income (expense), net	(907)	817	(2,028)	839
Net loss before provision for income taxes	(32,584)	(63,428)	(82,319)	(285,097)
Provision for income taxes	(791)	(801)	(2,097)	(1,451)
Net loss	$(33,375)	$(64,229)	$(84,416)	$(286,548)

(1)	Amounts include stock‑based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue – subscription	$2,496	$3,693	$5,044	$19,393
Cost of revenue – services	2,776	3,890	5,250	24,227
Research and development	8,336	13,128	18,197	81,029
Sales and marketing	2,698	12,137	8,777	72,678
General and administrative	4,169	6,603	8,573	33,206
Total stock-based compensation expense	$20,475	$39,451	$45,841	$230,533

(2)	Amounts include amortization of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenue – subscription	$622	$510	$1,244	$1,024
Sales and marketing	35	431	70	861
Total amortization of acquired intangible assets	$657	$941	$1,314	$1,885

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Subscription	84%	82%	84%	82%
Services	16	18	16	18
Total revenue	100	100	100	100
Cost of revenue(1) (2):
Subscription	13	17	15	24
Services	16	19	16	30
Total cost of revenue	29	36	31	54
Gross margin	71	64	69	46
Operating expenses(1) (2):
Research and development	37	48	39	82
Sales and marketing	50	69	54	102
General and administrative	15	20	16	32
Total operating expenses	102	137	109	216
Loss from operations	(31)	(73)	(40)	(170)
Interest income, net	2	1	2	1
Other income (expense), net	(1)	1	(1)	1
Net loss before provision for income taxes	(30)	(71)	(39)	(168)
Provision for income taxes	(1)	(1)	(1)	(1)
Net loss	(31)%	(72)%	(40)%	(169)%
___________

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cost of revenue – subscription	2%	4%	2%	11%
Cost of revenue – services	3	4	3	14
Research and development	8	15	9	48
Sales and marketing	2	14	4	43
General and administrative	4	7	4	20
Total stock-based compensation expense	19%	44%	22%	136%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cost of revenue – subscription	1%	1%	1%	1%
Sales and marketing	—	—	—	—
Total amortization of acquired intangible assets	1%	1%	1%	1%

Three and Six Months Ended July 31, 2018 and 2017
Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$93,123	$73,986	$19,137	26%	$179,022	$138,657	$40,365	29%
Services	17,215	15,842	1,373	9%	34,023	30,767	3,256	11%
Total revenue	$110,338	$89,828	$20,510	23%	$213,045	$169,424	$43,621	26%
As a percentage of total revenue:
Subscription	84%	82%			84%	82%
Services	16%	18%			16%	18%
Total revenue	100%	100%			100%	100%
The increase in subscription revenue for the three and six months ended July 31, 2018, as compared to the same period a year ago, was primarily attributable to volume driven increases in subscription sales to new and existing customers. Our net expansion rate for the period ended July 31, 2018 was 128% as compared to 140% for the same period a year ago.
Our services revenue for the three and six months ended July 31, 2018, as compared to the same period a year ago, increased at a lower rate compared to the increase in our subscription revenue primarily due to our existing customers’ increasing experience with the technology and our efforts to develop relationships with partners and other system integrators.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$14,961	$15,215	$(254)	(2)%	$30,768	$41,687	$(10,919)	(26)%
Services	17,171	16,755	416	2%	34,715	50,395	(15,680)	(31)%
Total cost of revenue	$32,132	$31,970	$162	1%	$65,483	$92,082	$(26,599)	(29)%
Gross profit	$78,206	$57,858	$20,348	35%	$147,562	$77,342	$70,220	91%
Gross margin:
Subscription	84%	79%			83%	70%
Services	—%	(6)%			(2)%	(64)%
Total gross margin	71%	64%			69%	46%
Cost of revenue, as a percentage of total revenue:
Subscription	13%	17%			15%	24%
Services	16%	19%			16%	30%
Total cost of revenue	29%	36%			31%	54%
The decrease in cost of revenue for subscription for the three months ended July 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $1.2 million in stock-based compensation expense primarily related to performance based stock awards for which accelerated attribution method is used to compute expense. This decrease is offset by an increase of $0.4 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers and an increase of $0.6 million in allocated shared costs.
Subscription gross margin improved from 79% to 84% in the three months ended July 31, 2018 as compared to the same period a year ago due to an increase in subscription revenue by $19.1 million or 26% while the cost of subscription revenue decreased by $0.3 million or 2%, as explained above.
The decrease in cost of revenue for subscription for the six months ended July 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $14.3 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the six months ended July 31, 2017, offset by an increase of $2.0 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers and an increase of $1.4 million in allocated shared costs.
Subscription gross margin improved from 70% to 83% in the six months ended July 31, 2018 as compared to the same period a year ago due to an increase in subscription revenue by $40.4 million or 29% while the cost of subscription revenue decreased by $10.9 million or 26%, as explained above.
The increase in cost of revenue for services for the three months ended July 31, 2018 as compared to the same period a year ago was primarily due to an increase of $1.8 million in salaries and benefits related to growth in employee headcount, offset by a decrease of $1.1 million in stock-based compensation expense primarily related to performance based stock awards for which accelerated attribution method is used to compute expense.

Services gross margin improved from negative 6% to less than 1% in the three months ended July 31, 2018 as compared to the same period a year ago due to an increase in services revenue by $1.4 million, or 9%, while the cost of services revenue increased by $0.4 million, or 2%, as explained above.
The decrease in cost of revenue for services for the six months ended July 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $19.0 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the six months ended July 31, 2017, offset by an increase of $4.0 million in salaries and benefits related to growth in employee headcount.
Services gross margin improved from negative 64% to negative 2% in the six months ended July 31, 2018 as compared to the same period a year ago due to an increase in services revenue by $3.3 million, or 11%, while the cost of services revenue decreased by $15.7 million, or 31%, as explained above.
Operating Expenses

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$39,800	$42,844	$(3,044)	(7)%	$83,464	$138,675	$(55,211)	(40)%
Sales and marketing	55,166	62,135	(6,969)	(11)%	114,943	172,578	(57,635)	(33)%
General and administrative	17,090	18,564	(1,474)	(8)%	33,426	54,114	(20,688)	(38)%
Total operating expenses	$112,056	$123,543	$(11,487)	(9)%	$231,833	$365,367	$(133,534)	(37)%
Operating expenses, as a percentage of total revenue:
Research and development	37%	48%			39%	82%
Sales and marketing	50%	69%			54%	102%
General and administrative	15%	20%			16%	32%
Total operating expenses	102%	137%			109%	216%
Research and Development
The decrease in research and development expenses for the three months ended July 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $4.8 million in stock-based compensation expense primarily related decrease in the expense recognized on restricted stock units with a liquidity-event performance condition, for which accelerated attribution method is used to compute expense. As such, upon achievement of the liquidity event related performance condition on the effective date of the IPO we recognized higher expense on these performance based stock awards for the three months ended July 31, 2017. This decrease is offset by an increase of $0.3 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount and an increase of $1.5 million in allocated shared costs.
The decrease in research and development expenses for the six months ended July 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $62.8 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the six months ended July 31, 2017, offset by an increase of $4.1 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount and an increase of $3.7 million in allocated shared costs.
Sales and Marketing
The decrease in sales and marketing expenses for the three months ended July 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $9.4 million in stock‑based compensation expense primarily related to decrease in the expense recognized on restricted stock units with a liquidity-event performance condition, for which accelerated attribution method is used to compute expense. As such, upon achievement of the liquidity event related performance condition on the effective date of the IPO we recognized higher expense on these performance based stock awards for the three months ended July 31, 2017. This decrease is offset by an increase of $1.4 million in employee‑related costs including salaries, incentive‑based compensation, benefits and travel costs, associated with the growth in employee headcount to support our overall sales activities and an increase of $0.9 million in allocated shared costs.
The decrease in sales and marketing expenses for the six months ended July 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $63.9 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the six months ended July 31, 2017, offset by an increase of $3.9 million in employee‑related costs including salaries, incentive‑based compensation, benefits and travel costs, associated with the growth in employee headcount to support our overall sales activities and an increase of $2.1 million in allocated shared costs.
General and Administrative
The decrease in general and administrative expenses for the three months ended July 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $2.4 million in stock‑based compensation expense primarily related to decrease in the expense recognized on restricted stock units with a liquidity-event performance condition, for which accelerated attribution method is used to compute expense. As such, upon achievement of the liquidity event related performance condition on the effective date of the IPO we recognized higher expense on these performance based stock awards for the three months ended July 31, 2017. This decrease is offset by an increase of $1.2 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount to support our overall expansion,an increase of $1.3 million in professional services, and an increase of $0.5 million in allocated shared costs.
The decrease in general and administrative expenses for the six months ended July 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $24.6 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the six months ended July 31, 2017 and a decrease of $2.4 million, or 1% of the net proceeds from the IPO, in a cash donation to fund the Cloudera Foundation, offset by an increase of $2.9 million in employee‑related costs including salaries, benefits and travel costs, associated with the growth in employee headcount to support our overall expansion, an increase of $2.3 million in professional services, and an increase of $1.2 million in allocated shared costs.

Interest Income net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Interest income, net	$2,173	$1,440	$733	51%	$3,980	$2,089	$1,891	91%
Interest income for the three months ended July 31, 2018 as compared to the same period a year ago increased primarily due to an increase in interest rates on the securities purchased.
Interest income for the six months ended July 31, 2018 as compared to the same period a year ago increased primarily due to an increase in our cash balance obtained from the net proceeds of the IPO in May 2017 and increase in interest rates on the securities purchased, which resulted in increase of income from amortization of discount premium.
Other Income (Expense), net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense)	$(907)	$817	$(1,724)	not meaningful	$(2,028)	$839	$(2,867)	not meaningful
Other expense increased primarily due to foreign exchange losses during the three and six months ended ended July 31, 2018 as compared to gains in the same period a year ago.
Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$(791)	$(801)	$10	(1)%	$(2,097)	$(1,451)	$(646)	45%
The provision for income taxes was relatively flat for the three months ended July 31, 2018 as compared to the same period a year ago.
The provision for income taxes increased for the six months ended July 31, 2018, as compared to the same period a year ago, primarily due to an increase in foreign withholding taxes on international sales.
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

Liquidity and Capital Resources
As of July 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $440.1 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper and reverse repurchase agreements, and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO in May 2017, private sales of equity securities, as well as payments received from customers for our subscriptions and services.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2018	2017
	(in thousands)
Cash provided by (used in) operating activities	$810	$(17,866)
Cash provided by (used in) investing activities	3,158	(228,323)
Cash provided by financing activities	6,942	243,618
Effect of exchange rate changes	(1,215)	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,695	$(2,648)
Cash Provided by (Used in) Operating Activities
During the six months ended July 31, 2018, cash provided by operating activities was $0.8 million which was due to a net loss of $84.4 million offset by non‑cash adjustments of $50.7 million and a decrease from net change in operating assets and liabilities of $34.5 million. Non‑cash adjustments primarily consisted of $45.8 million of stock‑based compensation and $5.1 million of depreciation and amortization. The net change in operating assets and liabilities was due to a decrease in accrued compensation of $9.4 million due to the timing of bonus and incentive-based compensation payments, a decrease in deferred revenue of $7.3 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, offset by a decrease in accounts receivable of $34.4 million due to the timing of invoicing compared to the receipt of cash from customers, a decrease in prepaid expenses and other assets of $12.3 million and a net increase in accounts payable and accrued expenses and other liabilities of $4.6 million due to the timing of payments to vendors.
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
Cash Provided by (Used in) Investing Activities
During the six months ended July 31, 2018, cash provided by investing activities was $3.2 million which was due to sales and maturities of marketable securities of $263.2 million, offset by purchases of marketable securities and other investments of $252.4 million and capital expenditures for the purchase of property and equipment of $7.7 million.
During the six months ended July 31, 2017, cash used in investing activities was $228.3 million which was due to purchases of marketable securities of $387.2 million and capital expenditures for the purchase of property and equipment of $2.0 million, offset by sales and maturities of marketable securities of $160.8 million.
Cash Provided by Financing Activities
During the six months ended July 31, 2018, cash provided by financing activities was $6.9 million which was due to proceeds from the exercise of stock options and withholdings under our 2017 Employee Stock Purchase Plan (ESPP) of $11.3 million, offset by shares withheld related to the net settlement of RSUs of $4.4 million.
During the six months ended July 31, 2017, cash provided by financing activities was $243.6 million which was due to the net proceeds from the issuance of common stock in the IPO of $237.7 million and proceeds from the exercise of stock options and ESPP withholdings of $5.9 million.
Off‑Balance Sheet Arrangements
Through July 31, 2018, we have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2018. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a table of our contractual obligations and commitments as of July 31, 2018.
Critical Accounting Policies and Estimates
 There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and estimates disclosed in the Annual Report on Form 10-K for the year ended January 31, 2018.
JOBS Act Accounting Election
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our JOBS Act accounting election.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $440.1 million as of July 31, 2018, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper and reverse repurchase agreements, and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $3.9 million.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non‑U.S. operations, the majority of our revenue and expenses are denominated in other currencies such as the Euro, British Pound Sterling, Australian Dollar and Chinese Yuan. For the six months ended July 31, 2018, approximately 17% of our revenue and approximately 20% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the six months ended July 31, 2018, we recorded a loss on foreign exchange transactions of $2.1 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates could have a $1.2 million impact on our financial results.
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
Our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our founding in 2008, including net losses of $84.4 million and $385.8 million for the six months ended July 31, 2018 and the year ended January 31, 2018, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.1 billion at July 31, 2018. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components under our hybrid open source software (HOSS) model, and continue to develop our platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
Any security breach, including those resulting from a cybersecurity attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss of confidential data, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our security measures or the security measures we have provided to customers are breached as a result of third‑party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our customers’ confidential information, our reputation may be damaged, our business may suffer and we could incur significant liability.
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
Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Additionally, potential changes in U.S. immigration and work authorization laws and regulations might make it difficult to renew or obtain visas for highly skilled personnel that we have hired or are actively recruiting. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our common stock declines, it may adversely affect our ability to hire or retain highly skilled employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
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

•
risks associated with trade restrictions and foreign import requirements, including the importation, certification and localization of our solutions required in foreign countries, as well as changes in trade, tariffs, restrictions, withholding taxes or other requirements;

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
We will remain an “emerging growth company” for up to five years. However, among other factors, if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of any July 31 after our first annual report, we would cease to be an “emerging growth company” as of the following January 31. Because the market value of our common stock held by non-affiliates exceeds $700 million as of July 31, 2018, we will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of January 31, 2019.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and exemptions from complying with new or revised accounting standards until private companies are required to comply with the new or revised financial accounting standards. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the effectiveness of our initial public offering.
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
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $12.57 to $23.35 through August 31, 2018. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 52.7% of our outstanding common stock based on the number shares outstanding as of August 31, 2018. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
In addition, Intel held approximately 17.3% of our outstanding common stock based on the number shares outstanding as of August 31, 2018. As such, Intel could have considerable influence over matters such as approving a potential acquisition of us. Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

CLOUDERA, INC.

Date: September 5, 2018	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 5, 2018	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)