Form 10-Q
period 2018-10-31
Cloudera, Inc.
filed 2018-12-06
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act
☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of November 30, 2018, there were 153,516,784 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2018	January 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,632	$43,247
Short-term marketable securities	325,053	327,842
Accounts receivable, net	92,586	130,579
Prepaid expenses and other current assets	25,176	31,470
Total current assets	507,447	533,138
Property and equipment, net	21,207	17,600
Marketable securities, noncurrent	60,237	71,580
Intangible assets, net	3,884	5,855
Goodwill	33,621	33,621
Restricted cash	3,352	18,052
Other assets	6,767	9,312
TOTAL ASSETS	$636,515	$689,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,085	$2,722
Accrued compensation	36,834	41,393
Other accrued liabilities	13,376	13,454
Deferred revenue, current portion	242,665	257,141
Total current liabilities	294,960	314,710
Deferred revenue, less current portion	34,654	34,870
Other liabilities	20,336	16,601
TOTAL LIABILITIES	349,950	366,181
STOCKHOLDERS’ EQUITY:
Common stock	8	7
Additional paid-in capital	1,460,370	1,385,592
Accumulated other comprehensive loss	(1,073)	(832)
Accumulated deficit	(1,172,740)	(1,061,790)
TOTAL STOCKHOLDERS’ EQUITY	286,565	322,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$636,515	$689,158

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue:
Subscription	$99,698	$78,105	$278,720	$216,762
Services	18,485	16,464	52,508	47,231
Total revenue	118,183	94,569	331,228	263,993
Cost of revenue:(1) (2)
Subscription	13,996	14,486	44,764	56,173
Services	15,980	18,640	50,695	69,035
Total cost of revenue	29,976	33,126	95,459	125,208
Gross profit	88,207	61,443	235,769	138,785
Operating expenses:(1) (2)
Research and development	37,563	38,095	121,027	176,770
Sales and marketing	54,927	64,061	169,870	236,639
General and administrative	22,067	15,877	55,493	69,991
Total operating expenses	114,557	118,033	346,390	483,400
Loss from operations	(26,350)	(56,590)	(110,621)	(344,615)
Interest income, net	2,440	1,501	6,420	3,590
Other income (expense), net	(1,126)	(490)	(3,154)	349
Net loss before benefit from (provision for) income taxes	(25,036)	(55,579)	(107,355)	(340,676)
Benefit from (provision for) income taxes	(1,498)	241	(3,595)	(1,210)
Net loss	$(26,534)	$(55,338)	$(110,950)	$(341,886)
Net loss per share, basic and diluted	$(0.17)	$(0.40)	$(0.74)	$(3.27)
Weighted-average shares used in computing net loss per share, basic and diluted	152,245	138,506	149,507	104,551

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

Cost of revenue – subscription	$2,016	$2,750	$7,060	$22,143
Cost of revenue – services	2,290	4,187	7,540	28,414
Research and development	7,805	9,110	26,002	90,139
Sales and marketing	5,504	10,070	14,281	82,748
General and administrative	4,275	5,030	12,848	38,236

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of revenue – subscription	$622	$584	$1,866	$1,608
Sales and marketing	35	454	105	1,315

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net loss	$(26,534)	$(55,338)	$(110,950)	$(341,886)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	(100)	59	(449)	33
Unrealized gain (loss) on investments	48	(152)	208	(91)
Total other comprehensive loss, net of tax	(52)	(93)	(241)	(58)
Comprehensive loss	$(26,586)	$(55,431)	$(111,191)	$(341,944)

See Notes to Condensed Consolidated Financial Statements

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,950)	$(341,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,759	9,695
Stock-based compensation	67,731	261,680
Release of deferred tax valuation allowance	—	(806)
Accretion and amortization of marketable securities	(661)	657
Gain on disposal of fixed assets	(22)	(111)
Changes in assets and liabilities:
Accounts receivable	38,310	35,536
Prepaid expenses and other assets	8,348	(5,459)
Accounts payable	561	(2,326)
Accrued compensation	(7,034)	(1,231)
Accrued expenses and other liabilities	4,102	9,442
Deferred revenue	(14,118)	14,527
Net cash used in operating activities	(5,974)	(20,282)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(368,914)	(514,157)
Sales of marketable securities and other investments	36,009	57,436
Maturities of marketable securities and other investments	346,203	233,732
Cash used in business combinations, net of cash acquired	—	(1,937)
Capital expenditures	(9,320)	(9,005)
Proceeds from sale of equipment	29	145
Net cash provided by (used in) investing activities	4,007	(233,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in initial public offering	—	237,422
Net proceeds from issuance of common stock in follow-on offering	—	46,803
Proceeds from employee stock plans	18,760	11,221
Taxes paid related to net share settlement of restricted stock units	(8,482)	(50,503)
Net cash provided by financing activities	10,278	244,943
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,626)	340
Net increase (decrease) in cash, cash equivalents and restricted cash	6,685	(8,785)
Cash, cash equivalents and restricted cash — Beginning of period	61,299	89,632
Cash, cash equivalents and restricted cash — End of period	$67,984	$80,847
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,069	$1,840
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in other accrued liabilities	$202	$261
Fair value of common stock issued as consideration for business combinations	$—	$2,081
Offering costs in accounts payable and other accrued liabilities	$—	$858
Conversion of redeemable convertible preferred stock to common stock	$—	$657,687

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
As of both October 31, 2018 and January 31, 2018, we had an accumulated deficit of $1.2 billion and $1.1 billion, respectively. We have funded our operations primarily with the net proceeds we received through the sale of our common stock in our initial public offering (IPO), our follow-on public offering (Follow-on Offering), other public or private sales of equity securities and proceeds from the sale of our subscriptions and services. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries which are located in various countries, including the United States, Australia, China, Germany, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The condensed consolidated balance sheet as of January 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2018 are not necessarily indicative of results to be expected for the full year ending January 31, 2019 or for any other interim period or for any other future year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, stock‑based compensation expense, annual bonus attainment, self‑insurance costs incurred, the fair value of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the fair value of common stock prior to our IPO in fiscal 2018, the assessment of elements in a multi‑element arrangement and the valuation assigned to each element and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
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
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of October 31,
	2018	2017
Cash and cash equivalents	$64,632	$62,797
Restricted cash	3,352	18,050
Cash, cash equivalents and restricted cash	$67,984	$80,847
The restricted cash balance decreased to $3.4 million from $18.1 million in the third quarter ended October 31, 2018 as compared to the year ended January 31, 2018 as a result of the removal of restrictions on letter of credit funds.
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
At October 31, 2018, one customer represented 11% of accounts receivable. At January 31, 2018, one customer represented 16% of accounts receivable. For the three and nine months ended October 31, 2018 and 2017, no single customer accounted for 10% or more of revenue.
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
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to retain the ability to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Because the market value of our common stock held by non-affiliates exceeded $700 million as of July 31, 2018, we will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of January 31, 2019.
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
The adoption of the above listed accounting standards did not have a material impact on our condensed consolidated financial statements for the three and nine month periods ended October 31, 2018.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASU 2014‑09, which amended the existing FASB Accounting Standards Codification. ASU 2014‑09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts.
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
We currently recognize subscription revenue ratably over the subscription period. Under the new standard, these subscription arrangements represent two performance obligations: a software license that is delivered upfront and a series of performance obligations that are delivered over time. We believe that a significant portion of our subscription revenue meets the criteria for revenue recognition over time and the vast majority of the revenue will continue to be recognized ratably under the new standard. We expect that a portion of the arrangement fee related to the software license will be recognized upfront, which we believe will usually be insignificant in comparison to the entire arrangement, as we offer the substantial majority of functional features for free in the open source version of our software. Accounting for certain sales commissions under ASU 2014‑09 is different than our current accounting policy which is to expense sales commissions as incurred whereas such costs will be deferred and amortized under ASU 2014‑09. This will result in an increase in deferred costs recognized on our balance sheet. Additionally, we believe that the amortization period for such deferred commission costs will be longer than the contract term, as ASU 2014‑09 requires entities to determine whether the costs relate to specific anticipated contracts.
While we continue to assess the potential impacts of ASU 2014‑09, including the areas described above, and anticipate the standard will have a material impact on our consolidated financial statements, we do not know and cannot reasonably estimate the quantitative impact on our consolidated financial statements at this time.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee).The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. We plan to adopt this standard on February 1, 2019. We estimate the quantitative impact of adopting the new standard will be immaterial on our consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. We plan to adopt this standard on February 1, 2019. We have assigned internal resources in addition to engaging third party service providers to assist in our evaluation of the impact of the adoption of this standard on our consolidated financial statements. We are in the process of assessing the appropriate changes to our accounting policies, business processes, controls, and systems necessary to support the adoption of this standard. We do not know and cannot reasonably estimate the quantitative impact of the new standard on our consolidated financial statements and disclosures at this time.
3.    Proposed Business Combination
Hortonworks, Inc.
On October 3, 2018, we entered into a merger agreement with Hortonworks, Inc. (Hortonworks), a provider of enterprise-grade, global data management platforms, services and solutions that deliver actionable intelligence from any type of data for over half of the Fortune 100. Following the completion of the merger, each share of Hortonworks common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.305 newly issued shares of our common stock, par value $0.00005 per share. No fractional shares of our common stock will be issued in the merger, and Hortonworks stockholders will receive cash in lieu of fractional shares. We are also assuming options to purchase shares of Hortonworks common stock as well as Hortonworks restricted stock units outstanding immediately prior to the effective time of the proposed merger. We and Hortonworks plan to hold our respective stockholder meetings to vote on the proposed merger in late December 2018 with the completion of the merger to follow soon thereafter.
The purchase price is estimated to be approximately $1.4 billion and will be allocated to the assets acquired and liabilities assumed based upon the fair value of our common stock as of the acquisition date.
We expect to incur costs of approximately $24.3 million in connection with the proposed merger, inclusive of transaction-related fees, legal, accounting and other professional fees and excluding fees related to merger planning and integration, retention and severance payments, of which $5.6 million have been incurred in the three month period ended October 31, 2018. For further information on the proposed merger, refer to the merger agreement, a copy of which has been filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 3, 2018.

4.    Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of October 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash equivalents:(1)
Money market funds	$17,871	$—	$—	$17,871
Commercial paper	11,243	—	—	11,243
Marketable securities:
U.S. agency obligations	7,779	—	(10)	7,769
Asset-backed securities	73,198	—	(152)	73,046
Corporate notes and obligations	142,418	5	(363)	142,060
Commercial paper	83,181	1	(2)	83,180
Certificates of deposit	48,402	12	(10)	48,404
U.S. treasury securities	26,859	—	(28)	26,831
Foreign government obligations	4,000	—	—	4,000
Total cash equivalents and marketable securities	$414,951	$18	$(565)	$414,404

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of October 31, 2018.
The following are the fair values of our cash equivalents and marketable securities as of January 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash equivalents:(1)
Money market funds	$10,226	$—	$—	$10,226
Asset-backed securities	1,600	—	—	1,600
Marketable securities:
U.S. agency obligations	7,803		(39)	7,764
Asset-backed securities	46,529	—	(124)	46,405
Corporate notes and obligations	195,460	3	(517)	194,946
Commercial paper	85,438	—	(16)	85,422
Municipal securities	13,339	—	(18)	13,321
Certificates of deposit	24,705	3	(7)	24,701
U.S. treasury securities	26,903	—	(40)	26,863
Total cash equivalents and marketable securities	$412,003	$6	$(761)	$411,248

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2018.
Maturities of our noncurrent marketable securities generally ranged from one year to three years at October 31, 2018 and January 31, 2018.

As of October 31, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$—	$—	$7,770	$(10)	$7,770	$(10)
Asset-backed securities	59,983	(96)	13,063	(56)	73,046	(152)
Corporate notes and obligations	91,343	(253)	37,257	(110)	128,600	(363)
Commercial paper	11,203	(2)	—	—	11,203	(2)
Certificates of deposit	15,991	(10)	—	—	15,991	(10)
U.S. treasury securities	24,854	(8)	1,977	(20)	26,831	(28)
Foreign government obligations	4,000	—	—	—	4,000	—
Total	$207,374	$(369)	$60,067	$(196)	$267,441	$(565)

As of January 31, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$7,764	$(39)	$—	$—	$7,764	$(39)
Asset-backed securities	42,399	(124)	308	—	42,707	(124)
Corporate notes and obligations	173,508	(498)	7,997	(19)	181,505	(517)
Commercial paper	25,852	(16)	—	—	25,852	(16)
Municipal securities	9,323	(18)	—	—	9,323	(18)
Certificates of deposit	16,199	(7)	—	—	16,199	(7)
U.S. treasury securities	21,863	(40)	—	—	21,863	(40)
Total	$296,908	$(742)	$8,305	$(19)	$305,213	$(761)
The unrealized loss for each of these fixed rate marketable securities was not material as of October 31, 2018 or as of January 31, 2018. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of October 31, 2018 and January 31, 2018. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three and nine months ended October 31, 2018 and 2017.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the three and nine months ended October 31, 2018 and 2017.
5.    Fair Value Measurement
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
The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of October 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,871	$—	$—	$17,871
Commercial paper	—	11,243	—	11,243
Marketable securities:
U.S. agency obligations	—	7,769	—	7,769
Asset-backed securities	—	73,046	—	73,046
Corporate notes and obligations	—	142,060	—	142,060
Commercial paper	—	83,180	—	83,180
Certificates of deposit	—	48,404	—	48,404
U.S. treasury securities(1)	14,861	11,970	—	26,831
Foreign government obligations	—	4,000	—	4,000
Total financial assets	$32,732	$381,672	$—	$414,404

(1)	U.S. treasury securities classified as Level 1 are U.S. treasury bills for which there are quoted prices in active markets.

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

We value our Level 1 assets using quoted prices in active markets for identical instruments. We value our Level 2 assets with the help of a third‑party pricing service using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or pricing models such as discounted cash flow techniques. We use such pricing data as the primary input, to which we have not made any material adjustments during the periods presented, to make our determination and assessments as to the ultimate valuation of these assets.There were no transfers into or out of Level 1, Level 2 or Level 3 assets and liabilities for the three and nine months ended October 31, 2018 and 2017.
6.    Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	October 31, 2018	January 31, 2018
Computer equipment and software	$18,250	$17,139
Office furniture and equipment	10,393	7,981
Leasehold improvements	20,184	13,469
Construction in progress	432	3,243
Property and equipment, gross	49,259	41,832
Less: accumulated depreciation and amortization	(28,052)	(24,232)
Property and equipment, net	$21,207	$17,600
Construction in progress primarily consists of leasehold improvements that have not been placed into service as of October 31, 2018 and January 31, 2018.

Depreciation expense was $2.0 million and $1.6 million for the three months ended October 31, 2018 and 2017, respectively, and $5.8 million and $6.7 million for the nine months ended October 31, 2018 and 2017, respectively.
Intangible Assets
Intangible assets consisted of the following as of October 31, 2018 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(8,636)	$3,350	2.0
Customer relationships and other acquired intangible assets	6,797	(6,263)	534	3.8
Total	$18,783	$(14,899)	$3,884	2.3
Intangible assets consisted of the following as of January 31, 2018 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(6,769)	$5,217	2.5
Customer relationships and other acquired intangible assets	6,797	(6,159)	638	4.6
Total	$18,783	$(12,928)	$5,855	2.8
Amortization expense for intangible assets was $0.7 million and $1.0 million for the three months ended October 31, 2018 and 2017, respectively, and $2.0 million and $2.9 million for the nine months ended October 31, 2018 and 2017, respectively.

The expected future amortization expense of these intangible assets as of October 31, 2018 is as follows (in thousands, by fiscal year):

Remaining three months of fiscal 2019	$657
2020	1,737
2021	944
2022	464
2023 and thereafter	82
Total amortization expense	$3,884

Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	October 31, 2018	January 31, 2018
Accrued salaries, benefits and commissions	$11,513	$15,039
Accrued bonuses	15,376	17,875
Employee stock purchase plan withholdings	5,468	2,238
Accrued compensation related taxes and other	4,477	6,241
Total accrued compensation	$36,834	$41,393
Other Accrued Liabilities
Other accrued liabilities consists of the following (in thousands):

	As of
	October 31, 2018	January 31, 2018
Accrued taxes	$2,815	$2,092
Accrued professional costs	3,061	2,463
Accrued self-insurance costs	1,234	1,285
Accrued travel	1,710	1,492
Accrued sublessee liability	—	1,573
Other	4,556	4,549
Total other accrued liabilities	$13,376	$13,454
Other includes deferred real estate costs, customer deposits, amounts owed to third‑party vendors that provide marketing, corporate event planning and cloud‑computing services.
7.    Commitments and Contingencies
Letters of Credit
As of October 31, 2018 and January 31, 2018, we had a total of  $19.5 million and $19.7 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. There have been no draws on these letters of credit, and they renew annually and expire at various dates through 2027.

Operating Leases
We lease facilities space under non‑cancelable operating leases with various expiration dates through November, 2027. Future minimum lease payments and sublease proceeds under non-cancelable operating leases with an initial lease term greater than one year at October 31, 2018 are as follows (in thousands, by fiscal year):

	Minimum Lease Payments	Sublease Rental Proceeds	Net Minimum Lease Payments
Remaining three months of fiscal 2019	$9,078	$(3,706)	$5,372
2020	36,006	(15,073)	20,933
2021	35,468	(14,446)	21,022
2022	31,778	(10,858)	20,920
2023	29,480	(4,388)	25,092
2024 and thereafter	133,387	—	133,387
Total	$275,197	$(48,471)	$226,726
Rental expense related to our non‑cancelable operating leases was approximately $5.5 million and $4.8 million for the three months ended October 31, 2018 and 2017, respectively, and $17.0 million and $10.5 million for the nine months ended October 31, 2018 and 2017, respectively.
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
8.    Stockholders’ Equity
Common Stock
At October 31, 2018 and January 31, 2018 there were 1,200,000,000 shares of common stock, par value $0.00005, authorized and 153,443,586 and 145,327,001 shares of common stock issued and outstanding, respectively.
Employee Stock Plans
We maintain two share-based compensation plans: the 2017 Plan and 2008 Plan, collectively referred to as the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
The number of shares reserved for issuance under our 2017 Plan will increase automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2018, 7,266,350 additional shares were authorized for issuance by the board of directors.
As of October 31, 2018 there were 69,141,647 shares of common stock reserved and available for future issuance under the Stock Plans.
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

The following tables summarize stock option activity and related information under the Stock Plans:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance —January 31, 2018	18,406,920	$5.03	5.3	$252,571
Exercised	(2,269,841)	4.10
Canceled	(452,790)	11.63
Balance — October 31, 2018	15,684,289	$4.98	4.6	$143,819

The total intrinsic value of stock options exercised during the nine months ended October 31, 2018 and 2017 was $26.3 million and $21.5 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to stock option exercises has been recognized.
There were no employee stock options granted during the nine months ended October 31, 2018.
The weighted‑average grant‑date value for purposes of recognizing stock‑based compensation expense of employee stock options granted during the nine months ended October 31, 2017 was $8.67 per share.
The unamortized stock‑based compensation expense for stock options of $3.4 million at October 31, 2018 will be recognized over the average remaining vesting period of 1.2 years.
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
Restricted stock activity for our Stock Plans is as follows:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Balance —January 31, 2018	22,243,334	$16.08
Granted	4,769,550	16.78
Canceled	(3,568,772)	15.79
Vested and converted to shares	(5,862,431)	16.05
Balance —October 31, 2018	17,581,681	$16.35

The unamortized stock‑based compensation expense for RSUs of $208.6 million at October 31, 2018 will be recognized over the average remaining vesting period of 2.4 years.
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
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP will increase automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of either (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2018, 1,453,270 additional shares were authorized for issuance by the board of directors.
As of October 31, 2018, $5.5 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation.
9.    Income Taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the nine months ended October 31, 2018, our tax provision was $3.6 million, compared to $1.2 million for the same period a year ago. The tax provision for the nine months ended October 31, 2018 primarily relates to an increase in foreign withholding taxes on international sales and income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a full valuation allowance against our U.S. deferred tax assets.
In December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows companies to record provisional amounts for the Tax Cut and Jobs Act during a measurement period not to extend beyond one year of the enactment date. As of October 31, 2018 we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period.
10.    Related Party Transactions
Intel Corporation

We have been engaged in commercial transactions with Intel Corporation (Intel), a holder of our common stock, representing approximately 17% of outstanding shares as of October 31, 2018, with the right to designate a person that our board of directors must nominate for election, or nominate for re-election, to our board of directors, including a multi‑year subscription and services agreement, and a collaboration and optimization agreement. The aggregate revenue we recognized from Intel was $1.9 million and $3.0 million for the three months ended October 31, 2018 and 2017, respectively, and $6.7 million and $8.3 million for the nine months ended October 31, 2018 and 2017, respectively. There was an immaterial amount in accounts receivable due from Intel as of October 31, 2018 and no amount was included in accounts receivable from Intel as of January 31, 2018. There was $4.3 million and $2.7 million in deferred revenue as of October 31, 2018 and January 31, 2018, respectively.
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
Other Related Parties
Certain members of our board of directors currently serve on the board of directors or as an executive of three companies that are our customers. The aggregate revenue we recognized from these customers was $0.7 million and $2.0 million for the three months ended October 31, 2018 and 2017, respectively, and $3.4 million and $5.4 million for the nine months ended October 31, 2018 and 2017, respectively. There was an immaterial amount in accounts receivable due from these customers as of October 31, 2018 and $1.5 million in accounts receivable due from these customers as of January 31, 2018, respectively. There was $2.8 million and $5.2 million in deferred revenue attributable to these customers as of October 31, 2018 and January 31, 2018, respectively.
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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue:
Subscription	$99,698	$78,105	$278,720	$216,762
Services	18,485	16,464	52,508	47,231
Total revenue	$118,183	$94,569	$331,228	$263,993

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Contribution margin:
Subscription	$88,340	$66,953	$242,882	$184,340
Services	4,795	2,011	9,353	6,610
Total segment contribution margin	$93,135	$68,964	$252,235	$190,950
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Segment contribution margin	$93,135	$68,964	$252,235	$190,950
Amortization of acquired intangible assets	(657)	(1,038)	(1,971)	(2,923)
Stock-based compensation expense	(21,890)	(31,147)	(67,731)	(261,680)
Corporate costs, such as research and development, corporate general and administrative and other	(96,938)	(93,369)	(293,154)	(270,962)
Loss from operations	$(26,350)	$(56,590)	$(110,621)	$(344,615)
Sales outside of the United States represented approximately 35% and 29% of our total revenue for three months ended October 31, 2018 and 2017, respectively, and 34% and 28% of our total revenue for the nine months ended October 31, 2018 and 2017, respectively. All revenues from customers outside of the United States are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of October 31, 2018 and January 31, 2018, assets located outside the United States were 3% and 4% of total assets, respectively.
12.    Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(26,534)	$(55,338)	$(110,950)	$(341,886)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	152,245	138,506	149,507	104,551
Net loss per share, basic and diluted	$(0.17)	$(0.40)	$(0.74)	$(3.27)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti‑dilutive (in thousands):

	As of October 31,
	2018	2017
Stock options to purchase common stock	15,684	21,489
Restricted stock units	17,582	16,917
Shares issuable pursuant to the ESPP	520	925
Total	33,786	39,331
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

We have a broad customer base that spans industries and geographies. For the three and nine months ended October 31, 2018 and 2017, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 35% and 29% of our total revenue for the three months ended October 31, 2018 and 2017, respectively, and 34% and 28% of our total revenue for the nine months ended October 31, 2018 and 2017, respectively.
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
Our net expansion rate equals the simple arithmetic average of our quarterly net subscription revenue expansion rate for the four quarters ending with the most recently completed fiscal quarter. We have excluded Intel Corporation from our calculation of net expansion rate, as it is a related party. Our net expansion rate for the period ended October 31, 2018 was 127% as compared to 135% for the same period a year ago.
On October 3, 2018, we entered into a merger agreement with Hortonworks, a provider of enterprise-grade, global data management platforms, services and solutions that deliver actionable intelligence from any type of data for over half of the Fortune 100. Following the completion of the merger, each share of Hortonworks common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.305 newly issued shares of our common stock, par value $0.00005 per share. No fractional shares of our common stock will be issued in the merger, and Hortonworks stockholders will receive cash in lieu of fractional shares. We are also assuming options to purchase shares of Hortonworks common stock as well as Hortonworks restricted stock units outstanding immediately prior to the effective time of the proposed merger. We and Hortonworks plan to hold our respective stockholder meetings to vote on the proposed merger in late December 2018 with the completion of the merger to follow soon thereafter. See Note 3 to our condensed consolidated financial statements for further discussion.
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
Cost of Revenue
Cost of revenue for subscriptions primarily consists of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Cost of revenue for services primarily consists of personnel costs including salaries, bonuses, benefits and stock‑based compensation, fees to subcontractors associated with service contracts, travel costs and allocated shared costs (including rent and information technology). We expect cost of revenue to increase in absolute dollars for the remaining quarter of fiscal 2019 as compared to the respective fiscal 2018 quarter as we continue to obtain new customers and expand our relationship with existing customers. As discussed in detail below, see “Significant Impacts of Stock‑Based Compensation Expense,” during the nine months ended October 31, 2017 our initial public offering (IPO) was declared effective and the performance-based condition for the restricted stock units (RSUs) was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for the RSUs. Further, upon completion of the proposed merger with Hortonworks, we expect cost of revenue to increase as compared to the respective quarters prior to the closing of the merger.
Operating Expenses
Research and Development.  Research and development expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our research and development employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology. We expect our research and development expenses to increase in absolute dollars for the remaining quarter of fiscal 2019 as compared to the respective fiscal 2018 quarter as we continue to enhance and add new technologies, features and functionality to our subscriptions. As discussed in detail below, see “Significant Impacts of Stock‑Based Compensation Expense,” during the nine months ended October 31, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs. Further, upon completion of the proposed merger with Hortonworks, we expect research and development expenses to increase as compared to the respective quarters prior to the closing of the merger.
Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales‑based incentives, benefits and stock‑based compensation for our sales and marketing employees. In addition, sales and marketing expenses also includes costs for advertising, promotional events, corporate communications, product marketing and other brand‑building activities, allocated shared costs (including rent and information technology) and amortization of acquired intangible assets from business combinations. Sales‑based incentives are expensed as incurred. We expect our sales and marketing expenses to increase in absolute dollars for the remaining quarter of fiscal 2019 as compared to the respective fiscal 2018 quarter as we continue to invest in selling and marketing activities to attract new customers and expand our relationship with existing customers. As discussed in detail below, see “Significant Impacts of Stock‑Based Compensation Expense,” during the nine months ended October 31, 2017 our IPO was declared effective and the performance-based condition for the RSUs was either achieved or probable of being achieved. As such we recognized a cumulative catch‑up of stock‑based compensation expense attributable to service prior to such effective date for RSUs. Further, upon completion of the proposed merger with Hortonworks, we expect sales and marketing expenses to increase as compared to the respective quarters prior to the closing of the merger.
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third‑party professional services, including consulting, legal and accounting services and other corporate expenses, and allocated shared costs (including rent and information technology). We expect our general and administrative expenses to increase in absolute dollars for the remaining quarter of fiscal 2019 as compared to the respective fiscal 2018 quarter due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with being a public company. Further, both immediately prior to and upon completion of the proposed merger with Hortonworks, we expect general and administrative expenses to increase as compared to the respective quarters prior to the closing of the merger.

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
The liquidity event‑related performance condition was achieved for the majority of our RSUs on April 27, 2017, the effective date of our IPO. We recognized stock‑based compensation expense using the accelerated attribution method with a cumulative catch‑up of stock‑based compensation expense in the amount of $181.5 million during the nine months ended October 31, 2017 attributable to service prior to such effective date.
The total stock‑based compensation expense recorded on the effective date of our initial public offering associated with the achievement of the liquidity event‑related performance condition was as follows (in thousands):

Cost of revenue – subscription	$15,292
Cost of revenue – services	19,695
Research and development	65,250
Sales and marketing	58,219
General and administrative	23,080
Total stock‑based compensation expense	$181,536

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Subscription	$99,698	$78,105	$278,720	$216,762
Services	18,485	16,464	52,508	47,231
Total revenue	118,183	94,569	331,228	263,993
Cost of revenue:(1) (2)
Subscription	13,996	14,486	44,764	56,173
Services	15,980	18,640	50,695	69,035
Total cost of revenue	29,976	33,126	95,459	125,208
Gross profit	88,207	61,443	235,769	138,785
Operating expenses:(1) (2)
Research and development	37,563	38,095	121,027	176,770
Sales and marketing	54,927	64,061	169,870	236,639
General and administrative	22,067	15,877	55,493	69,991
Total operating expenses	114,557	118,033	346,390	483,400
Loss from operations	(26,350)	(56,590)	(110,621)	(344,615)
Interest income, net	2,440	1,501	6,420	3,590
Other income (expense), net	(1,126)	(490)	(3,154)	349
Net loss before benefit from (provision for) income taxes	(25,036)	(55,579)	(107,355)	(340,676)
Benefit from (provision for) income taxes	(1,498)	241	(3,595)	(1,210)
Net loss	$(26,534)	$(55,338)	$(110,950)	$(341,886)

(1)	Amounts include stock‑based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue – subscription	$2,016	$2,750	$7,060	$22,143
Cost of revenue – services	2,290	4,187	7,540	28,414
Research and development	7,805	9,110	26,002	90,139
Sales and marketing	5,504	10,070	14,281	82,748
General and administrative	4,275	5,030	12,848	38,236
Total stock-based compensation expense	$21,890	$31,147	$67,731	$261,680

(2)	Amounts include amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue – subscription	$622	$584	$1,866	$1,608
Sales and marketing	35	454	105	1,315
Total amortization of acquired intangible assets	$657	$1,038	$1,971	$2,923

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue:
Subscription	84%	83%	84%	82%
Services	16	17	16	18
Total revenue	100	100	100	100
Cost of revenue(1) (2):
Subscription	12	15	14	21
Services	13	20	15	26
Total cost of revenue	25	35	29	47
Gross margin	75	65	71	53
Operating expenses(1) (2):
Research and development	32	40	36	67
Sales and marketing	46	68	51	90
General and administrative	19	17	17	26
Total operating expenses	97	125	104	183
Loss from operations	(22)	(60)	(33)	(130)
Interest income, net	2	2	2	1
Other income (expense), net	(1)	(1)	(1)	—
Net loss before benefit from (provision for) income taxes	(21)	(59)	(32)	(129)
Benefit from (provision for) income taxes	(1)	—	(1)	(1)
Net loss	(22)%	(59)%	(33)%	(130)%

___________

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of revenue – subscription	2%	3%	2%	8%
Cost of revenue – services	2	4	2	11
Research and development	7	10	8	34
Sales and marketing	5	11	4	31
General and administrative	4	5	4	15
Total stock-based compensation expense	20%	33%	20%	99%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of revenue – subscription	1%	1%	1%	1%
Sales and marketing	—	—	—	—
Total amortization of acquired intangible assets	1%	1%	1%	1%

Three and Nine Months Ended October 31, 2018 and 2017
Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$99,698	$78,105	$21,593	28%	$278,720	$216,762	$61,958	29%
Services	18,485	16,464	2,021	12%	52,508	47,231	5,277	11%
Total revenue	$118,183	$94,569	$23,614	25%	$331,228	$263,993	$67,235	25%
As a percentage of total revenue:
Subscription	84%	83%			84%	82%
Services	16%	17%			16%	18%
Total revenue	100%	100%			100%	100%
The increase in subscription revenue for the three and nine months ended October 31, 2018, as compared to the same period a year ago, was primarily attributable to volume driven increases in subscription sales to new and existing customers. Our net expansion rate for the period ended October 31, 2018 was 127% as compared to 135% for the same period a year ago.
Our services revenue for the three and nine months ended October 31, 2018, as compared to the same period a year ago, increased at a lower rate compared to the increase in our subscription revenue primarily due to our existing customers’ increasing experience with the technology and our efforts to develop relationships with partners and other system integrators.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$13,996	$14,486	$(490)	(3)%	$44,764	$56,173	$(11,409)	(20)%
Services	15,980	18,640	(2,660)	(14)%	50,695	69,035	(18,340)	(27)%
Total cost of revenue	$29,976	$33,126	$(3,150)	(10)%	$95,459	$125,208	$(29,749)	(24)%
Gross profit	$88,207	$61,443	$26,764	44%	$235,769	$138,785	$96,984	70%
Gross margin:
Subscription	86%	81%			84%	74%
Services	14%	(13)%			3%	(46)%
Total gross margin	75%	65%			71%	53%
Cost of revenue, as a percentage of total revenue:
Subscription	12%	15%			14%	21%
Services	13%	20%			15%	26%
Total cost of revenue	25%	35%			29%	47%
The decrease in cost of revenue for subscription for the three months ended October 31, 2018 as compared to the same period a year ago was primarily related to a decrease of $0.7 million in stock-based compensation expense primarily related to performance based stock awards for which accelerated attribution method is used to compute expense.
Subscription gross margin improved from 81% to 86% in the three months ended October 31, 2018 as compared to the same period a year ago due to an increase in subscription revenue by $21.6 million or 28% while the cost of subscription revenue decreased by $0.5 million or 3%, as explained above.
The decrease in cost of revenue for subscription for the nine months ended October 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $15.1 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the nine months ended October 31, 2017, offset by an increase of $1.9 million in salaries and benefits related to growth in employee headcount to support our overall expansion in customers and an increase of $2.0 million in allocated shared costs.
Subscription gross margin improved from 74% to 84% in the nine months ended October 31, 2018 as compared to the same period a year ago due to an increase in subscription revenue by $62.0 million or 29% while the cost of subscription revenue decreased by $11.4 million or 20%, as explained above.
The decrease in cost of revenue for services for the three months ended October 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $1.9 million in stock-based compensation expense primarily related to performance based stock awards for which the accelerated attribution method is used to compute expense. Additionally, there was a decrease in costs related to third party consultants of $1.0 million, offset by an increase of $0.3 million in allocated shared costs.

Services gross margin improved from negative 13% to positive 14% in the three months ended October 31, 2018 as compared to the same period a year ago due to an increase in services revenue by $2.0 million, or 12%, while the cost of services revenue decreased by $2.7 million, or 14%, as explained above.
The decrease in cost of revenue for services for the nine months ended October 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $20.9 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the nine months ended October 31, 2017 and a decrease in costs related to third party consultants of $2.6 million, offset by an increase of $3.9 million in salaries and benefits and an increase of $1.0 million in allocated shared costs.
Services gross margin improved from negative 46% to positive 3% in the nine months ended October 31, 2018 as compared to the same period a year ago due to an increase in services revenue by $5.3 million, or 11%, while the cost of services revenue decreased by $18.3 million, or 27%, as explained above.
Operating Expenses

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$37,563	$38,095	$(532)	(1)%	$121,027	$176,770	$(55,743)	(32)%
Sales and marketing	54,927	64,061	(9,134)	(14)%	169,870	236,639	(66,769)	(28)%
General and administrative	22,067	15,877	6,190	39%	55,493	69,991	(14,498)	(21)%
Total operating expenses	$114,557	$118,033	$(3,476)	(3)%	$346,390	$483,400	$(137,010)	(28)%
Operating expenses, as a percentage of total revenue:
Research and development	32%	40%			36%	67%
Sales and marketing	46%	68%			51%	90%
General and administrative	19%	17%			17%	26%
Total operating expenses	97%	125%			104%	183%
Research and Development
The decrease in research and development expenses for the three months ended October 31, 2018 as compared to the same period a year ago was primarily related to a decrease of $1.3 million in stock-based compensation expense primarily related to performance based stock awards for which accelerated attribution method is used to compute expense. This decrease is offset by an increase of approximately $0.7 million in allocated shared costs.

The decrease in research and development expenses for the nine months ended October 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $64.1 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the nine months ended October 31, 2017, offset by an increase of $4.4 million in allocated shared costs and an increase of $3.8 million in employee‑related costs including salaries, benefits and travel costs, associated with higher employee headcount.
Sales and Marketing
The decrease in sales and marketing expenses for the three months ended October 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $4.9 million in employee‑related costs including salaries, benefits and travel costs and a decrease of $4.6 million in stock-based compensation expense primarily related to performance based stock awards for which the accelerated attribution method is used to compute expense. This decrease was offset by an increase of $0.7 million in allocated shared costs.
The decrease in sales and marketing expenses for the nine months ended October 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $68.5 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the nine months ended October 31, 2017 and a decrease of $1.0 million in employee‑related costs including salaries, benefits and travel costs, offset by an increase of $2.8 million in allocated shared costs.
General and Administrative
The increase in general and administrative expenses for the three months ended October 31, 2018 as compared to the same period a year ago was primarily due to an increase of $5.7 million in professional services and consulting costs, primarily driven by costs associated with the proposed merger transaction with Hortonworks. Additionally, there was an increase of $0.5 million in employee‑related costs including salaries, benefits and travel costs and an increase of $0.2 million in allocated shared costs. This increase was offset by a decrease of $0.8 million in stock-based compensation expense primarily related to performance based stock awards for which the accelerated attribution method was used to compute expense.
The decrease in general and administrative expenses for the nine months ended October 31, 2018 as compared to the same period a year ago was primarily due to a decrease of $25.4 million in stock‑based compensation expense resulting from the catch‑up of stock‑based compensation expense following our IPO during the nine months ended October 31, 2017 and a decrease of $2.4 million, or 1% of the net proceeds from the IPO, in a cash donation to fund the Cloudera Foundation, offset by an increase of $7.9 million in professional services and consulting costs, primarily driven by costs associated with the proposed merger transaction with Hortonworks. Additionally, there was an increase of $2.0 million in employee‑related costs including salaries, benefits and travel costs associated with the growth in employee headcount, an increase of $1.4 million in allocated shared costs and an increase of $0.5 million associated with software subscription costs.
Interest Income, net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Interest income, net	$2,440	$1,501	$939	63%	$6,420	$3,590	$2,830	79%
Interest income for the three months ended October 31, 2018 as compared to the same period a year ago increased primarily due to an increase in interest rates on the securities purchased.
Interest income for the nine months ended October 31, 2018 as compared to the same period a year ago increased primarily due to an increase in our cash balance obtained from the net proceeds of the IPO in May 2017 and increase in interest rates on the securities purchased, which resulted in an increase of income from amortization of discount premium.
Other Income (Expense), net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense)	$(1,126)	$(490)	$(636)	130%	$(3,154)	$349	$(3,503)	not meaningful
Other expense increased primarily due to foreign exchange losses during the three and nine months ended October 31, 2018 as compared to gains in the same period a year ago.
Benefit from (provision for) Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$(1,498)	$241	$(1,739)	not meaningful	$(3,595)	$(1,210)	$(2,385)	197%
The provision for income taxes increased in both the three and nine months ended October 31, 2018, as compared to the same periods a year ago, primarily due to increases in foreign income taxes from our foreign operations and foreign withholding taxes on international sales.
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
Liquidity and Capital Resources
As of October 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $449.9 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and commercial paper and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, sovereign government securities, certificates of deposit and U.S. treasury securities. To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO in May 2017, private sales of equity securities, as well as payments received from customers for our subscriptions and services.

We believe our existing liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our net expansion rate, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our subscriptions and services and ongoing investments to support the growth of our business. In addition to our definitive agreement to merge with Hortonworks, we may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, or at all, we may not be able to adequately fund our business plans and it could have a negative effect on our operating cash flows and financial condition.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(5,974)	$(20,282)
Cash provided by (used in) investing activities	4,007	(233,786)
Cash provided by financing activities	10,278	244,943
Effect of exchange rate changes	(1,626)	340
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,685	$(8,785)
Cash Used in Operating Activities
During the nine months ended October 31, 2018, cash used in operating activities was $6.0 million which was due to a net loss of $111.0 million offset by non‑cash adjustments of $74.8 million and a decrease from net change in operating assets and liabilities of $30.2 million. Non‑cash adjustments primarily consisted of $67.7 million of stock‑based compensation and $7.8 million of depreciation and amortization. The net change in operating assets and liabilities was due to a decrease in accounts receivable of $38.3 million due to the timing of invoicing compared to the receipt of cash from customers, a decrease in prepaid expenses and other assets of $8.3 million and a net increase in accounts payable and accrued expenses and other liabilities of $4.7 million due to the timing of payments to vendors, offset by a decrease in deferred revenue of $14.1 million due to the timing of amounts billed to customers compared to revenue recognized during the same period and a decrease in accrued compensation of $7.0 million due to the timing of bonus and incentive-based compensation payments.
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
Cash Provided by (Used in) Investing Activities
During the nine months ended October 31, 2018, cash provided by investing activities was $4.0 million which was due to sales and maturities of marketable securities of $382.2 million, offset by purchases of marketable securities and other investments of $368.9 million and capital expenditures for the purchase of property and equipment of $9.3 million.
During the nine months ended October 31, 2017, cash used in investing activities was $233.8 million which was primarily due to purchases of marketable securities of $514.2 million, capital expenditures for the purchase of property and equipment of $9.0 million and an acquisition of $1.9 million, net of cash acquired, offset by sales and maturities of marketable securities of $291.2 million.
Cash Provided by Financing Activities
During the nine months ended October 31, 2018, cash provided by financing activities was $10.3 million which was due to proceeds from the exercise of stock options and withholdings under our 2017 Employee Stock Purchase Plan (ESPP) of $18.8 million, offset by shares withheld related to the net settlement of RSUs of $8.5 million.
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
Off‑Balance Sheet Arrangements
Through October 31, 2018, we have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2018. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a table of our contractual obligations and commitments as of October 31, 2018.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $449.9 million as of October 31, 2018, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and commercial paper and our marketable securities are comprised of U.S. agency obligations, asset‑backed securities, corporate notes and obligations, sovereign government securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $3.9 million.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non‑U.S. operations, the majority of our revenue and expenses are denominated in other currencies such as the Euro, British Pound Sterling, Australian Dollar and Chinese Yuan. For the nine months ended October 31, 2018, approximately 17% of our revenue and approximately 19% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the nine months ended October 31, 2018, we recorded a realized loss on foreign exchange transactions of $3.2 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates could have a $1.2 million impact on our financial results.
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
Our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to or act as an indemnitor to our customers or partners on various litigation matters, and we or our customers or partners are subject to claims that arise in the ordinary course of business. In addition, we or our customers or partners have received, and may in the future receive, various types of claims including potential claims from third parties asserting, among other things, infringement of their intellectual property rights. As an example, on November 20, 2018, a purported class action complaint was filed in the United States District Court for the District of Delaware, entitled Plumley v. Hortonworks, Inc., et al., Case No. 1:18-cv-01845-UNA.  The complaint names as defendants Hortonworks, the members of the Hortonworks board of directors and Cloudera, and purports to assert claims on behalf of Hortonworks stockholders under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.  The complaint alleges that the registration statement on Form S-4 filed on November 5, 2018 contains material misstatements and omissions relating to the proposed merger between Hortonworks and Cloudera, the respective companies’ financial projections, and the sale process leading up to the proposed merger.  Cloudera is sued as an alleged “controlling person” of Hortonworks.  The suit seeks, among other things, to enjoin defendants from proceeding with the proposed merger, as well as unspecified damages and attorneys’ fees and costs.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. In addition, you should read and consider the risks associated with the proposed merger with Hortonworks, Inc., which can be found in our Prospectus dated November 27, 2018 filed on November 27, 2018 pursuant to Rule 424(b)(3) relating to the Registration Statement on Form S-4, as amended (No. 333- 228155) in the sections entitled “Risk Factors—Risks Factors Relating to the Merger” and “Risk Factors—Risk Factors Relating to the Combined Company Following the Merger,” which sections are incorporated by reference into this Quarterly Report on Form 10-Q and is filed as Exhibit 99.1 hereto. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.

Risks Related to Our Business
We have a history of losses, and we may not become profitable in the future.
We have incurred net losses since our founding in 2008, including net losses of $111.0 million and $385.8 million for the nine months ended October 31, 2018 and the year ended January 31, 2018, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.2 billion at October 31, 2018. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components under our hybrid open source software (HOSS) model, and continue to develop our platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. From time‑to‑time, third parties, including certain other companies, have asserted and may assert patent, copyright, trademark or other intellectual property rights against us, our partners or our customers. We or our customers have received, and may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. As an example, on November 20, 2018, a purported class action complaint was filed in the United States District Court for the District of Delaware, entitled Plumley v. Hortonworks, Inc., et al., Case No. 1:18-cv-01845-UNA.  The complaint names as defendants Hortonworks, the members of the Hortonworks board of directors and Cloudera, and purports to assert claims on behalf of Hortonworks stockholders under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.  The complaint alleges that the registration statement on Form S-4 filed on November 5, 2018 contains material misstatements and omissions relating to the proposed merger between Hortonworks and Cloudera, the respective companies’ financial projections, and the sale process leading up to the proposed merger.  Cloudera is sued as an alleged “controlling person” of Hortonworks.  The suit seeks, among other things, to enjoin defendants from proceeding with the proposed merger, as well as unspecified damages and attorneys’ fees and costs.
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
On October 3, 2018, we announced our intent to merge with Hortonworks. If the merger is completed, we expect that (i) approximately 110 million shares of our common stock would be issued to Hortonworks stockholders (including holders of shares subject to a repurchase option or obligation, risk of forfeiture or other condition under any applicable restricted stock purchase agreement or other agreement with Hortonworks) and (ii) upon exercise or settlement of assumed equity awards, up to approximately 59 million shares of our common stock will be issued to holders of assumed options and restricted stock units and performance stock units. Hortonworks stockholders are expected to own approximately 40% of the fully diluted shares of the combined company. We and Hortonworks plan to hold our respective stockholder meetings to vote on the proposed merger in late December 2018 with the completion of the merger to follow soon thereafter. The process of integrating another company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures.
In addition, we have acquired companies in the past and may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, we acquired Gazzang, Inc. in June 2014 and Xplain.io, Inc. in February 2015, and Fast Forward Labs in September 2017. We also may enter into relationships with other businesses to expand our solutions or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their technology is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Negotiating these transactions can be time‑consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

If we complete the merger with Hortonworks or complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Acquisitions involve many risks, including the following:

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

•	we may fail to maintain sufficient controls, policies and procedures, including integrating any acquired business into our control environment;

•	we may fail to achieve anticipated synergies, including with respect to complementary software or services;

•	we may obtain unanticipated or unknown liabilities, including intellectual property or other claims, or become exposed to unanticipated risks in connection with any acquisition; and

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.
If we are unable to address these difficulties and challenges or other problems encountered in connection with any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally.
To the extent we pay the consideration for any future acquisitions or investments in cash, the payment would reduce the amount of cash available to us for other purposes. The merger with Hortonworks will, and future acquisitions or investments could also, result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, or impairment charges against goodwill on our balance sheet, any of which could harm our financial condition and negatively impact our stockholders.

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act, the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd‑Frank Act, the rules and regulations of the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time‑consuming or costly and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, or the Securities Act, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non‑emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult because of the potential differences in accounting standards used. Because the market value of our common stock held by non-affiliates exceeded $700 million as of July 31, 2018, we will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of January 31, 2019.

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
The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting‑related costs and significant management oversight.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and exemptions from complying with new or revised accounting standards until private companies are required to comply with the new or revised financial accounting standards. Because the market value of our common stock held by non-affiliates exceeded $700 million as of July 31, 2018, we will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of January 31, 2019.
.

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
In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating losses (NOLs) to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. For example, we recently performed an analysis to determine whether an ownership change had occurred since our inception which identified two historical ownership changes. While these limitations did not result in a material restriction on the use of our NOLs, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. If the proposed merger with Hortonworks is completed, our existing NOLs may be subject to limitations and the combined company may not be able to fully use these NOLs to offset future taxable income. In addition, if the combined company undergoes any subsequent ownership change, its ability to utilize NOLs could be further limited. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a portion of the NOLs reflected on our balance sheet, even if we attain profitability.
We have business and customer relationships with certain entities who are stockholders or are affiliated with our directors, or both, and conflicts of interest may arise because of such relationships.
Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, we have entered into strategic relationships and/or customer relationships with Intel Corporation, or Intel. Our director, Rose Schooler, is an employee of Intel, and Intel is a holder of our common stock. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.
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
A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, financial condition and results of operations. Our corporate headquarters are located in Palo Alto, California, in a region known for seismic activity, and we have significant offices in San Francisco, New York City and Austin in the United States and in Budapest, London and Singapore internationally. Further, if a natural disaster or terrorist event occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. For example, the west coast of the United States contains active earthquake zones and the eastern seaboard is subject to seasonal hurricanes while New York and the United Kingdom have suffered significant terrorist attacks. Additionally, we rely on our network and third‑party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, finance, customer support, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, floods, telecommunications failure, cyber‑attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development of solutions, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results. All of the aforementioned risks may be augmented if the business continuity plans for us and our service providers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations could be adversely affected.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $10.50 to $23.35 through November 30, 2018. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 50% of our outstanding common stock based on the number shares outstanding as of November 30, 2018. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
In addition, Intel held approximately 17% of our outstanding common stock based on the number shares outstanding as of November 30, 2018. As such, Intel could have considerable influence over matters such as approving a potential acquisition of us. Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 3, 2018, by and among Hortonworks, Inc., Cloudera, Inc. and Surf Acquisition Corporation.	8-K	001-38069	2.1	10/3/2018
10.22	Form of Cloudera Support Agreement.	8-K	001-38069	10.1	10/3/2018
10.23	Form of Hortonworks Support Agreement.	8-K	001-38069	10.2	10/3/2018
31.01	Certification of Thomas J. Reilly, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Thomas J. Reilly, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1
Certain Excerpts from the Prospectus dated November 27, 2018 filed on November 27, 2018 pursuant to Rule424(b)(3) relating to the Registration Statement on Form S-4, as amended (No. 333- 228155) of the Registrant.
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

CLOUDERA, INC.

December 6, 2018	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
Chief Executive Officer and Director
(Principal Executive Officer)

December 6, 2018	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)