Form 10-Q
period 2019-04-30
Cloudera, Inc.
filed 2019-06-05
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
395 Page Mill Road
Palo Alto, CA 94306
(650) 362-0488
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_______________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00005 par value	CLDR	The New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of May 31, 2019, there were 274,207,493 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2019	January 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,362	$158,672
Marketable securities, current	337,283	322,005
Accounts receivable, net	146,009	242,980
Contract assets	5,355	4,824
Deferred costs	36,877	32,100
Prepaid expenses and other current assets	27,121	38,281
Total current assets	660,007	798,862
Property and equipment, net	26,546	27,619
Marketable securities, non-current	99,474	56,541
Intangible assets, net	659,166	679,326
Goodwill	587,336	586,456
Deferred costs, non-current	31,896	36,913
Restricted cash	3,352	3,367
Operating lease right-of-use assets	231,983	—
Other assets	10,474	7,559
TOTAL ASSETS	$2,310,234	$2,196,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,322	$8,185
Accrued compensation	44,648	53,590
Other contract liabilities, current	12,055	17,177
Other accrued liabilities	22,267	24,548
Operating lease liabilities, current	25,650	—
Deferred revenue, current	375,691	390,965
Total current liabilities	485,633	494,465
Operating lease liabilities, non-current	218,043	—
Deferred revenue, non-current	97,419	116,604
Other contract liabilities, non-current	1,174	1,296
Other liabilities	4,615	22,209
TOTAL LIABILITIES	806,884	634,574
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding at April 30, 2019 and January 31, 2019	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized at April 30, 2019 and January 31, 2019; 274,184,496 and 268,818,627 shares issued and outstanding at April 30, 2019 and January 31, 2019, respectively	14	13
Additional paid-in capital	2,755,408	2,711,340
Accumulated other comprehensive income (loss)	300	(42)
Accumulated deficit	(1,252,372)	(1,149,242)
TOTAL STOCKHOLDERS’ EQUITY	1,503,350	1,562,069
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,310,234	$2,196,643

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2019	2018 (As Adjusted)*
Revenue:
Subscription	$154,838	$86,763
Services	32,630	16,696
Total revenue	187,468	103,459
Cost of revenue:(1) (2)
Subscription	29,337	15,807
Services	31,896	17,544
Total cost of revenue	61,233	33,351
Gross profit	126,235	70,108
Operating expenses:(1) (2)
Research and development	64,173	43,664
Sales and marketing	119,383	61,810
General and administrative	46,432	16,336
Total operating expenses	229,988	121,810
Loss from operations	(103,753)	(51,702)
Interest income, net	3,291	1,807
Other income (expense), net	233	(1,121)
Net loss before provision for income taxes	(100,229)	(51,016)
Provision for income taxes	(2,901)	(1,306)
Net loss	$(103,130)	$(52,322)
Net loss per share, basic and diluted	$(0.38)	$(0.36)
Weighted-average shares used in computing net loss per share, basic and diluted	271,352	146,678
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2019	2018

Cost of revenue – subscription	$3,819	$2,548
Cost of revenue – services	4,260	2,474
Research and development	17,841	9,861
Sales and marketing	13,364	6,079
General and administrative	9,587	4,404

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Cost of revenue – subscription	$2,910	$622
Sales and marketing	17,250	35

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018 (As Adjusted)*
Net loss	$(103,130)	$(52,322)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(8)	(97)
Unrealized gain (loss) on investments	350	(146)
Total other comprehensive income (loss), net of tax	342	(243)
Comprehensive loss	$(102,788)	$(52,565)
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 31, 2019	268,818,627	$13	$2,711,340	$(42)	$(1,149,242)	$1,562,069
Shares issued under employee stock plans	841,981	1	3,002	—	—	3,003
Vested restricted stock units converted into shares	5,191,871	—	—	—	—	—
Stock-based compensation expense	—	—	48,871	—	—	48,871
Shares withheld related to net settlement of restricted stock units	(667,983)	—	(7,805)	—	—	(7,805)
Unrealized gain on investments	—	—	—	350	—	350
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(103,130)	(103,130)
Balance as of April 30, 2019	274,184,496	$14	$2,755,408	$300	$(1,252,372)	$1,503,350

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit (As Adjusted)*	Total Stockholders’ Equity (As Adjusted)*
Balance as of January 31, 2018	145,327,001	$7	$1,385,592	$(832)	$(956,593)	$428,174
Shares issued under employee stock plans	869,279	—	3,379	—	—	3,379
Vested restricted stock units converted into shares	2,007,393	—	—	—	—	—
Stock-based compensation expense	—	—	25,366	—	—	25,366
Shares withheld related to net settlement of restricted stock units	(44,556)	—	(906)	—	—	(906)
Unrealized gain (loss) on investments	—	—	—	(146)	—	(146)
Foreign currency translation adjustment	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(52,322)	(52,322)
Balance as of April 30, 2018	148,159,117	$7	$1,413,431	$(1,075)	$(1,008,915)	$403,448
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018 (As Adjusted)*

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,130)	$(52,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,631	2,392
Stock-based compensation expense	48,871	25,366
Accretion and amortization of marketable securities	(925)	15
Amortization of deferred costs	9,652	6,563
Loss (gain) on disposal of fixed assets	415	(20)
Changes in assets and liabilities:
Accounts receivable	95,496	65,840
Contract assets	(531)	2,845
Prepaid expenses and other assets	9	8,167
Deferred costs	(9,412)	(4,530)
Accounts payable	(2,605)	(121)
Accrued compensation	(12,530)	(14,627)
Accrued expenses and other liabilities	(28)	821
Other contract liabilities	(5,244)	233
Operating lease liabilities	(11,079)	—
Deferred revenue	(32,130)	(16,259)
Net cash provided by operating activities	11,460	24,363
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(196,453)	(114,243)
Proceeds from sale of marketable securities and other investments	9,271	13,256
Maturities of marketable securities and other investments	129,998	114,213
Capital expenditures	(2,693)	(4,214)
Net cash (used in) provided by investing activities	(59,877)	9,012
CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to net share settlement of restricted stock units	(7,797)	(906)
Proceeds from employee stock plans	5,949	7,081
Net cash (used in) provided by financing activities	(1,848)	6,175
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,060)	(381)
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,325)	39,169
Cash, cash equivalents and restricted cash — Beginning of period	162,039	61,299
Cash, cash equivalents and restricted cash — End of period	$110,714	$100,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,882	$1,161
Cash paid for operating lease liabilities	$11,079	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in accounts payable and other accrued liabilities	$49	$1,706
Right-of-use assets obtained in exchange of lease obligations	$4,161	$—
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
Cloudera, Inc. was incorporated in the state of Delaware on June 27, 2008 and is headquartered in Palo Alto, California. We sell subscriptions and services for an integrated suite of data analytics and management products from the Edge to artificial intelligence. Our offerings are based predominantly on open source software, utilizing data stored natively in public cloud object stores as well as in various open source data stores.
Unless the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “Cloudera” refer to Cloudera, Inc. and its subsidiaries taken as a whole.
In January 2019, we completed our merger with Hortonworks, Inc. (Hortonworks), a publicly-held company headquartered in Santa Clara, California, and a provider of enterprise-grade, global data management platforms, services and solutions. We have included the financial results of Hortonworks in our condensed consolidated financial statements from the date of acquisition.
During the year ended January 31, 2019, we adopted Accounting Standards Update (ASU) No.2014-09, Revenue from Contracts with Customers (Topic 606). The condensed consolidated financial data for the three months ended April 30, 2019 and 2018 and as of April 30, 2019 and January 31, 2019 reflects the impact of the full retrospective adoption of this standard, including previously reported amounts, which are labeled “as adjusted.” See Note 2 for additional details.
As of April 30, 2019 and January 31, 2019, we had an accumulated deficit of $1.3 billion and $1.1 billion, respectively. We have funded our operations primarily with the net proceeds we received in May 2017 through the sale of our common stock in our initial public offering (IPO), private sales of equity securities, proceeds from the sale of our subscriptions and services and cash generated from operations. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries, which are located in various countries, including the United States, Australia, China, India, Germany, Ireland, The Netherlands, Singapore, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated balance sheet as of January 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2019 are not necessarily indicative of results to be expected for the full year ending January 31, 2020 or for any other interim period or for any other future year.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2019, filed with the SEC on March 29, 2019.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, stock‑based compensation expense, bonus attainment, self‑insurance costs incurred, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the fair value of our common stock prior to our IPO, estimated period of benefit for deferred contract costs, estimates related to our revenue recognition, such as the assessment of elements in a multi‑element arrangement and the fair value assigned to each element, contingencies, and incremental borrowing rate used in discounting of lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Segments
We operate as two operating segments – subscription and services. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer, in deciding how to allocate resources and assess performance.
In January 2019, we completed our merger with Hortonworks. The combined company operates under the Cloudera name. We have integrated Hortonworks into our ongoing business operations and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Our results of operations for the three months ended April 30, 2019 reflect the results of operations of the combined entity.
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
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2019	2018
Cash and cash equivalents	$107,362	$82,445
Restricted cash	3,352	18,023
Cash, cash equivalents and restricted cash	$110,714	$100,468

The restricted cash balance as of April 30, 2019 decreased to $3.4 million from $18.0 million as of April 30, 2018 as a result of the removal of restrictions on letter of credit funds.
Concentration of Credit Risk and Significant Customers
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and accounts receivable. Our cash is deposited with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Depository Insurance Corporation insured limits. We have not experienced any losses on these deposits.
At April 30, 2019 and January 31, 2019, no single customer represented more than 10% of accounts receivable. For each of the three months ended April 30, 2019 and 2018, no single customer accounted for 10% or more of revenue.

Recently Adopted Accounting Standards
In June 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-07, Compensation-Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), which substantially aligns accounting for share-based payments to employees and non-employees. Under the standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. We adopted ASU 2018-07 as of February 1, 2019 and the standard did not have a material impact on our condensed consolidated financial statements for the three months ended April 30, 2019.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act) to retained earnings. We adopted ASU 2018-02 as of February 1, 2019. We do not have tax effects stranded or otherwise in other comprehensive income, as such the standard did not have an impact on our condensed consolidated financial statements for the three months ended April 30, 2019.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.
This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new standard on February 1, 2019 using the modified retrospective transition approach by applying the standard to all leases existing at the date of initial application and not restating comparative periods. See Note 8 for further information on the implementation of the standard.
We have elected the package of practical expedients permitted under the transition guidance, which allowed us not to reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) the accounting for any initial direct costs for any expired or existing leases. We have also elected the short-term lease exception and will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement).
As a result of the adoption of Topic 842, we recognized ROU assets and lease liabilities for operating leases of $235.9 million and $247.3 million, respectively, as of February 1, 2019. The aggregate lease liability differs from the ROU asset primarily due to lease incentives that are recognized over the life of the leases, and timing differences between when lease payments are remitted to lessors and when ROU asset amortization expense is charged to earnings. We currently have no finance leases. The adoption of the new lease accounting standard had no impact on cash provided by or used in operating, investing or financing activities on our condensed consolidated statements of cash flows. The adoption of the new lease accounting standard did not impact our condensed statements of operations nor previously reported financial results.
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which amended the existing FASB Accounting Standards Codification. Topic 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs; Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new revenue standard.” We adopted the new revenue standard utilizing the full retrospective method effective January 31, 2019.

The tables below summarize the impacts of the full retrospective adoption of the new revenue standard. Our financial reporting under the new revenue standard is included in the columns labeled “As Adjusted” in the tables below.
Select line items from the condensed consolidated statement of operations for the three months ended April 30, 2018 reflecting the adoption of the new revenue standard are as follows (in thousands):

	Three Months Ended April 30, 2018
	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$85,899	$864	$86,763
Services	16,808	(112)	16,696
Operating expenses:
Sales and marketing	59,777	2,033	61,810
Net loss	(51,041)	(1,281)	(52,322)
Net loss per share of common stock, basic and diluted	$(0.35)	$(0.01)	$(0.36)
Select line items from the condensed consolidated statements of cash flows for the three months ended April 30, 2018 reflecting the adoption of the new revenue standard are as follows (in thousands):

	Three Months Ended April 30, 2018
	As Previously Reported	Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,041)	$(1,281)	$(52,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	—	6,563	6,563
Changes in assets and liabilities:
Accounts receivable, net	66,013	(173)	65,840
Contract assets	—	2,845	2,845
Deferred costs	—	(4,530)	(4,530)
Accrued expenses and other liabilities	1,054	(233)	821
Other contract liabilities	—	233	233
Deferred revenue	(12,835)	(3,424)	(16,259)
Net cash provided by operating activities	24,363	—	24,363

See Note 3 and Note 8 to our condensed consolidated financial statements for additional information on the new revenue standard and the adoption of Topic 842.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes our accounts receivables, certain financial instruments and contract assets. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt this standard on February 1, 2020. We are currently in the process of evaluating the impact ASU 2016-13 will have on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Under this standard, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2019. We do not anticipate that ASU 2017-04 will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2019. We do not anticipate that ASU 2018-13 will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We do not anticipate that ASU 2018-15 will have a material impact on our consolidated financial statements.
Changes in Accounting Policies
Leases
As a result of the adoption of Topic 842, we have also made changes to our accounting policies with respect to leases. At the inception of a contract, we determine whether the contract is or contains a lease. All leases with a term greater than one year are recognized on the balance sheet as ROU assets and lease liabilities. We have elected the short-term leases practical expedient which allows any leases with a term of 12 months or less to be considered short-term and thus will not have a lease liability or ROU asset recognized on the balance sheet.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease, which we do not include in our minimum lease terms unless the options are reasonably certain to be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components which we have elected to account for as a single lease component. On the lease commencement date, we establish assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease term to operating expense.
Cloudera additionally has entered into subleases for unoccupied leased office space. Any impairments to the ROU asset, leasehold improvements or other assets as a result of a sublease are recognized as an operating expense in the period the sublease is executed. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded as an offset to operating expenses and recognized over the sublease life.

3. Revenue from Contracts with Customers
The following table reflects our contract liabilities balances (in thousands):

	April 30, 2019	January 31, 2019
Deferred revenue, current	$375,691	$390,965
Other contract liabilities, current	12,055	17,177
Deferred revenue, non-current	97,419	116,604
Other contract liabilities, non-current	1,174	1,296
Total contract liabilities	$486,339	$526,042
Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Contract Assets	Contract Liabilities
January 31, 2019	$4,824	$526,042
Amount transferred to receivables from contract assets	(4,041)	—
Contract assets additions	4,572	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(143,778)
Increases due to invoicing prior to satisfaction of performance obligations	—	104,075
April 30, 2019	$5,355	$486,339

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
During the three months ended April 30, 2019, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material.
As of April 30, 2019, approximately $719.8 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $494.1 million over the next 12 months and approximately $225.7 million thereafter.

4. Business Combination
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

The $1.2 billion fair value consideration transferred was determined based on $10.37 per share, the closing price of our stock on the closing date of the Hortonworks merger (the Closing Date), for all shares of Hortonworks common stock outstanding immediately prior to the Closing Date. The fair value of the post share conversion of 4.1 million stock options, 0.9 million of performance restricted stock units and 9.0 million restricted stock units assumed was determined using the Black-Scholes option pricing model for stock option awards and observable market price of our common stock for valuation of performance and restricted stock units. The share conversion ratio of 1.305 was applied to convert Hortonworks’ outstanding equity awards for Hortonworks’ common stock into equity awards for shares of our common stock. The total fair value of the stock-based awards is $63.5 million, which will be recognized as stock-based compensation expense over a weighted-average period of 1.5 years. Additionally, we recognized $13.1 million of additional stock-based compensation expense during the year ended January 31, 2019 due to the acceleration and modification of certain stock awards assumed as part of the Hortonworks merger.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Fair Value
Cash and cash equivalents	$40,886
Marketable securities, current	8,103
Accounts receivable, net	165,958
Prepaid expenses and other assets	23,512
Property and equipment, net	8,091
Intangible assets	682,600
Accounts payable	(2,888)
Accrued compensation	(31,007)
Other accrued liabilities and long-term liabilities	(12,163)
Deferred revenue	(233,500)
Total net assets acquired and liabilities assumed	$649,592

The fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, are preliminary and may be subject to change as additional information is received and certain tax returns are finalized. We expect to finalize the valuation as soon as practicable, but no later than one year from the Closing Date.

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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the Closing Date:

	Fair Value	Estimated Remaining Useful Life
	(in thousands)	(in years)
Unbilled contracts	$18,300	2
Customer relationships	661,600	10
Trade names	2,700	1
Total identified intangible assets	$682,600

Unbilled contracts represent the fair value of Hortonworks’ customer contracts that have yet to be billed. Customer relationships represent the fair value of the underlying relationships with Hortonworks’ customers. Trade names represent Hortonworks’ trademarks, which consumers associate with the source and quality of Hortonworks’ products and services. The estimated fair values of the intangible assets acquired were determined based on a combination of the income and market approaches to measure the fair value of unbilled contracts, customer relationships and trade names. The fair value of unbilled contracts and customer relationships was measured based on the income approach, specifically the multi-period excess earnings method. The fair value of the trade names was determined using the relief-from-royalty method. The estimated remaining useful life of the customer relationships intangible asset is approximately 10 years, which approximates the mean and median of a benchmarking dataset from similar mergers or acquisitions over the last 7 years, focusing on transactions where customer relationships is the primary asset of the transaction. The estimated remaining useful life of unbilled contracts is based on the period over which the support and services are expected to be rendered and the estimated remaining useful life of trade names is based on our expected time frame to phase out the Hortonworks trade names.
The goodwill balance of $552.8 million is attributable to the expansion of our product offerings and expected synergies of the combined workforce, products and technologies with Hortonworks. The goodwill balance is not deductible for U.S. income tax purposes.

5. Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of April 30, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$20,615	$—	$—	$20,615
Commercial paper	6,988	—	(1)	6,987
Marketable securities:
Asset-backed securities	84,622	78	(7)	84,693
Corporate notes and obligations	161,995	280	(52)	162,223
Commercial paper	111,094	11	—	111,105
Certificates of deposit	28,047	34	—	28,081
U.S. treasury securities	46,648	15	(8)	46,655
Foreign government obligations	4,000	—	—	4,000
Total cash equivalents and marketable securities	$464,009	$418	$(68)	$464,359

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$29,966	$—	$—	$29,966
Commercial paper	9,157	1	—	9,158
Certificates of deposit	3,999	1	—	4,000
Reverse repurchase agreements	5,000	—	—	5,000
Marketable securities:
Asset-backed securities	63,626	16	(57)	63,585
Corporate notes and obligations	140,710	136	(111)	140,735
Commercial paper	101,712	9	(1)	101,720
Certificates of deposit	46,551	21	(1)	46,571
U.S. treasury securities	21,949	—	(14)	21,935
Foreign government obligations	4,000	—	—	4,000
Total cash equivalents and marketable securities	$426,670	$184	$(184)	$426,670

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	April 30, 2019		January 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$380,170	$380,263	$380,461	$380,335
Due after one year through five years	83,839	84,096	46,209	46,335
Total investments in marketable securities	$464,009	$464,359	$426,670	$426,670

The unrealized loss for each of these fixed rate marketable securities was not material as of April 30, 2019 and January 31, 2019. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of April 30, 2019 and January 31, 2019. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three months ended April 30, 2019 and 2018.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the three months ended April 30, 2019 and 2018.
6.    Fair Value Measurement
Our financial assets and liabilities consist principally of cash and cash equivalents, marketable securities, restricted cash, accounts receivable and accounts payable. We measure and record certain financial assets and liabilities at fair value on a recurring basis. The estimated fair value of accounts receivable and accounts payable approximates their carrying value due to their short‑term nature. Cash equivalents, marketable securities and restricted cash are recorded at estimated fair value.
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

The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of April 30, 2019 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$20,615	$—	$20,615
Commercial paper	—	6,987	6,987
Marketable securities:
Asset-backed securities	—	84,693	84,693
Corporate notes and obligations	—	162,223	162,223
Commercial paper	—	111,105	111,105
Certificates of deposit	—	28,081	28,081
U.S. treasury securities	14,867	31,788	46,655
Foreign government obligations	—	4,000	4,000
Total financial assets	$35,482	$428,877	$464,359

The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of January 31, 2019 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$29,966	$—	$29,966
Commercial paper	—	9,158	9,158
Certificates of deposits	—	4,000	4,000
Reverse repurchase agreements	—	5,000	5,000
Marketable securities:
Asset-backed securities	—	63,585	63,585
Corporate notes and obligations	—	140,735	140,735
Commercial paper	—	101,720	101,720
Certificates of deposit	—	46,571	46,571
U.S. treasury securities	14,950	6,985	21,935
Foreign government obligations	—	4,000	4,000
Total financial assets	$44,916	$381,754	$426,670

We value our Level 1 assets using quoted prices in active markets for identical instruments. We value our Level 2 assets with the help of a third‑party pricing service using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or pricing models such as discounted cash flow techniques. We use such pricing data as the primary input, to which we have not made any material adjustments during the periods presented, to make our determination and assessments as to the ultimate valuation of these assets.
During the three months ended April 30, 2019 and year ended January 31, 2019, there were no transfers between Level 1 or Level 2 investments.
7. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	April 30, 2019	January 31, 2019
Computer equipment and software	$20,026	$18,259
Office furniture and equipment	11,916	11,907
Leasehold improvements	24,471	24,316
Property and equipment, gross	56,413	54,482
Less: accumulated depreciation and amortization	(29,867)	(26,863)
Property and equipment, net	$26,546	$27,619

Depreciation expense was $3.2 million and $1.7 million for the three months ended April 30, 2019 and 2018, respectively.

Intangible Assets
Intangible assets consisted of the following as of April 30, 2019 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(9,880)	$2,106	1.9
Customer relationships and other acquired intangible assets	671,097	(29,287)	641,810	9.6
Unbilled contracts	18,300	(3,050)	15,250	1.7
Total	$701,383	$(42,217)	$659,166	9.4
Intangible assets consisted of the following as of January 31, 2019 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(9,258)	$2,728	1.9
Customer relationships and other acquired intangible assets	671,097	(12,036)	659,061	9.9
Unbilled contracts	18,300	(763)	17,537	1.9
Total	$701,383	$(22,057)	$679,326	9.6

Amortization expense for intangible assets was $20.2 million and $0.7 million for the three months ended April 30, 2019 and 2018, respectively.
The expected future amortization expense of these intangible assets as of April 30, 2019 is as follows (in thousands):

Remaining nine months of fiscal 2020	$59,363
fiscal 2021	75,491
fiscal 2022	66,624
fiscal 2023	66,241
fiscal 2024	66,160
fiscal 2025 and thereafter	325,287
Total amortization expense	$659,166

Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	April 30, 2019	January 31, 2019
Accrued salaries, benefits and commissions	$16,783	$20,563
Accrued bonuses	10,471	14,832
Accrued compensation-related taxes	7,233	11,797
Employee stock purchase plan withholdings	4,856	1,902
Other	5,305	4,496
Total accrued compensation	$44,648	$53,590
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of
	April 30, 2019	January 31, 2019
Accrued professional costs	$7,297	$6,500
Accrued taxes	4,447	3,731
Accrued travel	3,171	2,751
Accrued self-insurance costs	1,292	1,185
Other	6,060	10,381
Total other accrued liabilities	$22,267	$24,548

Other includes amounts owed to third‑party vendors that provide marketing, corporate event planning, and cloud‑computing services.
8. Leases
We have entered into various non-cancelable operating lease agreements for our facilities. Our leases have various expiration dates through November 2027. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.
As described within Note 2, we adopted ASU 2016-02, Leases, as of February 1, 2019, which requires, among other changes, operating leases with terms exceeding twelve months to be recognized as ROU assets and lease liabilities on the condensed consolidated balance sheets.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options which are considered to be reasonably certain of exercise. The interest rate implicit in the lease contracts is typically not readily determinable. As such, we utilized the appropriate incremental borrowing rate based on information available at the commencement date, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment.

Components of lease expense are summarized as follows (in thousands):

Three Months Ended April 30, 2019
Operating lease cost	$11,315
Short-term lease cost	571
Sublease income	(3,955)
Net lease cost	$7,931

Lease term and discount rate information are summarized as follows:

As of April 30, 2019
Weighted Average Remaining Lease Term (years)	7.5
Weighted Average Discount Rate	5.4%

Maturities of lease liabilities as of April 30, 2019 are as follows (in thousands):

Minimum Lease Payments, Gross
Remaining nine months of fiscal 2020	$26,243
fiscal 2021	43,930
fiscal 2022	39,347
fiscal 2023	35,224
fiscal 2024	35,717
fiscal 2025 and thereafter	117,302
Total lease payments	$297,763
Less imputed interest	(54,070)
Present value of lease liabilities	$243,693

We expect to receive $43.5 million of sublease rental proceeds in the next five years as of April 30, 2019. As discussed in Note 2, we have elected the transition methodology to apply the new lease standard as of February 1, 2019. Under this transition method, the application date of the new standard begins in the reporting period in which we have adopted the standard.
9. Commitments and Contingencies
Letters of Credit
As of April 30, 2019 and January 31, 2019, we had a total of $20.0 million, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Indemnification
From time to time, we enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities and other claims arising from our use of the applicable premises, (ii) our bylaws, under which we must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship with us, (iii) contracts under which we must indemnify directors and certain officers for liabilities arising out of their relationship with us, (iv) contracts under which we may be required to indemnify customers or partners against certain claims, including claims from third parties asserting, among other things, infringement of their intellectual property rights, (v) engagement agreements and other contracts under which we may be required to indemnify financial and other professional advisors in connection with services provided to us, and (vi) procurement, consulting, or license agreements under which we may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to the supplied products, technology or services. From time to time, we may receive indemnification claims under these contracts in the normal course of business. In addition, under these contracts we may have to modify the accused infringing intellectual property and/or refund amounts received.
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
To date, we have not incurred any material costs, and have not accrued any liabilities in the consolidated financial statements, as a result of these provisions.
Contingencies
In the ordinary course of business, we are or may be involved in a variety of litigation matters, suits, investigations, and proceedings, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax and other matters. Regardless of the outcome, these litigation matters can have an adverse impact on us because of defense costs, diversion of management resources, harm to reputation and other factors. In addition, it is possible that an unfavorable resolution of one or more such litigation matters could, in the future, materially and adversely affect our financial position, results of operations and cash flows in a particular period or subject us to an injunction that could seriously harm our business.
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to our outstanding legal matters, our management believes that the amount or estimable range of possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of our management’s expectations, our results of operations and financial condition including in a particular reporting period, could be materially adversely affected.
10.     Stockholder’s Equity
We maintain two stock-based compensation plans: the 2017 Equity Incentive Plan (2017 Plan) and the 2008 Equity Incentive Plan (2008 Plan), collectively referred to as the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
The number of shares reserved for issuance under our 2017 Plan increases automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2019, 13,440,931 additional shares were authorized for issuance by the board of directors. As of April 30, 2019, there were 87,629,065 shares of common stock reserved and available for future issuance under the Stock Plans.
Stock options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a four-year period, with 25% vesting after one year and then ratably on a monthly basis for the remaining three years.

Stock Options
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2019	19,117,696	$5.83	4.3	$154,431
Exercised	(841,981)	3.57	—	—
Canceled	(265,759)	16.73	—	—
Balance — April 30, 2019	18,009,956	5.77	4.2	109,329

The total intrinsic value of stock options exercised during the three months ended April 30, 2019 and 2018 was $6.8 million and $9.8 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to stock option exercises has been recognized.
The unamortized stock‑based compensation expense for stock options of $1.2 million at April 30, 2019 will be recognized over the average remaining vesting period of 1.1 years.
Restricted Stock Units
We issue restricted stock units (RSUs) to employees and directors under the Stock Plans. For new employee grants, the RSUs generally meet the service‑based condition over a four-year period, with 25% met after one year and then ratably on a quarterly basis for the remaining three years. For continuing employee grants, the RSUs generally meet the service‑based condition pro‑rata quarterly over a period of three to four years.
The following table summarizes RSU activity and related information under the Stock Plans:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Balance — January 31, 2019	35,058,103	$13.25
Granted	6,386,406	11.31
Canceled	(2,758,509)	13.30
Vested and converted to shares	(5,191,871)	11.95
Balance — April 30, 2019	33,494,129	13.10

The unamortized stock‑based compensation expense for RSUs of $362.1 million at April 30, 2019 will be recognized over the average remaining vesting period of 2.3 years.
Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). The ESPP became effective on April 27, 2017, the effective date of our IPO. Each offering period consists of a six‑month purchase period (commencing each June 21 and December 21).

We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. As of April 30, 2019, the total number shares available for grant under the ESPP was 5,403,622 shares. On February 1, 2019, 2,688,186 additional shares were authorized for issuance by the board of directors.
As of April 30, 2019, $4.9 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation in our condensed consolidated balance sheets. See Note 7 for additional information.
11. Income Taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the three months ended April 30, 2019, our tax provision was , $2.9 million compared to $1.3 million for the same period a year ago. The increased tax provision for the three months ended April 30, 2019 primarily relates to the inclusion of income taxes on foreign earnings and withholding taxes on international sales.
12. Related Party Transactions
Intel Corporation
We have been engaged in commercial transactions with Intel Corporation (Intel), a holder of our common stock, representing approximately 10% of outstanding shares as of April 30, 2019, including a multi‑year subscription and services agreement, and a collaboration and optimization agreement. The aggregate revenue we recognized from Intel was $3.1 million and $4.1 million for the three months ended April 30, 2019 and 2018, respectively. Accounts receivable due from Intel was $1.2 million and nil as of April 30, 2019 and January 31, 2019, respectively.
Other Related Parties
Certain members of our board of directors currently serve on the board of directors or as an executive officer of certain companies that are our customers. The aggregate revenue we recognized from these customers was $3.6 million and $2.0 million for the three months ended April 30, 2019 and 2018, respectively. There was $1.3 million and $2.5 million in accounts receivable due from these customers as of April 30, 2019 and January 31, 2019, respectively.
13. Segment Information
In January 2019, we completed our merger with Hortonworks. The combined company operates under the Cloudera name. We have integrated Hortonworks into our ongoing business operations and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Our results of operations for the three months ended April 30, 2019 reflect the results of the combined entity.
The results of the reportable segments are derived directly from our management reporting system and are based on our methods of internal reporting which are not necessarily in conformity with GAAP. Our management measures the performance of each segment based on several metrics, including contribution margin, as defined below. Our management does not use asset information to assess performance and make decisions regarding allocation of resources. Therefore, depreciation and amortization expense is not allocated among segments.
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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended April 30,
	2019	2018 (As Adjusted)*
Revenue:
Subscription	$154,838	$86,763
Services	32,630	16,696
Total revenue	$187,468	$103,459
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

	Three Months Ended April 30,
	2019	2018 (As Adjusted)*
Contribution margin:
Subscription	$132,230	$74,126
Services	4,994	1,626
Total segment contribution margin	$137,224	$75,752

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended April 30,
	2019	2018 (As Adjusted)*
Segment contribution margin	$137,224	$75,752
Amortization of acquired intangible assets	(20,160)	(657)
Stock-based compensation expense	(48,871)	(25,366)
Corporate costs, such as research and development, corporate general and administrative and other	(171,946)	(101,431)
Loss from operations	$(103,753)	$(51,702)

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.
Sales outside of the United States represented approximately 38% and 33% of our total revenue for the three months ended April 30, 2019 and 2018, respectively. All revenues from customers outside of the United States are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of April 30, 2019 and January 31, 2019, assets located outside the United States were 3% and 4% of total assets, respectively.

14.     Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2019	2018 (As Adjusted)*
Numerator:
Net loss	$(103,130)	$(52,322)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	271,352	146,678
Net loss per share, basic and diluted	$(0.38)	$(0.36)

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti‑dilutive (in thousands):

	As of April 30,
	2019	2018
Stock options to purchase common stock	18,010	17,321
Restricted stock units	33,494	21,539
Shares issuable pursuant to the ESPP	666	483
Total	52,170	39,343

15.    Subsequent Events
On May 31, 2019, Thomas J. Reilly and the Board of Directors of Cloudera, Inc. mutually agreed that Mr. Reilly would retire as Chief Executive Officer and a member of the Board, effective July 31, 2019. On the same day, the Board appointed Martin Cole as the Company’s interim Chief Executive Officer, effective as of the end of Mr. Reilly’s service as Chief Executive Officer.
In connection with Mr. Reilly’s resignation, we expect to report a severance charge in the second quarter ending July 31, 2019. Mr. Reilly executed a release of claims with the Company as part of his resignation providing him with certain compensation and benefits, as described in the Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2019.
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
Overview
Cloudera is the enterprise data cloud company. We empower people to transform data into clear and actionable insights through an integrated suite of data analytics and management products from the Edge to artificial intelligence. Our portable, multi-cloud platform with common security, governance and data management functions underpins products that include streaming analytics at the Edge, data engineering, data warehousing, real-time operational analytics, exploratory data science and machine learning offerings. Today these products are implemented in private and co-location datacenters, multiple public clouds and hybrid cloud environments with common data analytics and management capabilities across all workloads and architectures. Our offerings are based predominantly on open source software, utilizing data stored natively in public cloud object stores as well as in various open source data stores. Using our software, organizations are able to capitalize on vast amounts of data from a variety of sources to better serve and market to their customers, design connected products and services and protect their enterprises.
In January 2019, we completed the merger of Hortonworks, Inc. (Hortonworks), a publicly-held company headquartered in Santa Clara, California (the Hortonworks merger). The combined company operates under the Cloudera name. Our results of operations for the three months ended April 30, 2019 include the results of operations of Hortonworks.
We generate revenue from subscriptions and services. Subscription revenue relates to term (or time-based) subscription agreements for both open source and propriety software including support. Services revenue relates to professional services for the implementation and use of our subscriptions, machine learning expertise and consultation, training and education services and related reimbursable travel costs. We price our subscription offerings based on the number of servers in a cluster, or nodes, core or Edge devices, data under management and/or the scope of support provided. During the year ended January 31, 2019, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), the new accounting standard related to revenue recognition. Prior period information presented has been adjusted to reflect the adoption of this new standard. See Note 2 to our condensed consolidated financial statements for details.
We market and sell our platform to a broad range of organizations, although we focus our selling efforts on the largest enterprises globally. We target these organizations because they capture and manage the vast majority of the world’s data and operate highly complex information technology environments. We market our platform primarily through a direct sales force while benefiting from business driven by our ecosystem of technology partners, resellers, original equipment manufacturers (OEMs), managed service providers, independent software vendors and systems integrators.
We have a broad customer base that spans industries and geographies. For each of the three months ended April 30, 2019 and 2018, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 38% and 33% of our total revenue for the three months ended April 30, 2019 and 2018, respectively.
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
Cost of Revenue
Cost of revenue for subscriptions primarily consists of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of certain acquired intangible assets from business combinations. Cost of revenue for services primarily consists of personnel costs including salaries, bonuses, benefits and stock‑based compensation, fees to subcontractors associated with service contracts, travel costs and allocated shared costs (including rent and information technology). We expect cost of revenue to increase in absolute dollars for the remaining quarters of fiscal 2020 as compared to the respective fiscal 2019 quarters as we continue to obtain new customers and expand our relationship with existing customers, in addition to increased costs resulting from the Hortonworks merger in January 2019.
Operating Expenses
Research and Development.  Research and development expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our research and development employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology. We expect our research and development expenses to increase in absolute dollars for the remaining quarters of fiscal 2020 as compared to the respective fiscal 2019 quarters as we continue to enhance and add new technologies, features and functionality to our subscriptions, in addition to increased costs resulting from the Hortonworks merger in January 2019.
Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales‑based incentives, benefits and stock‑based compensation for our sales and marketing employees. In addition, sales and marketing expenses also includes costs for advertising, promotional events, corporate communications, product marketing and other brand‑building activities, allocated shared costs (including rent and information technology) and amortization of certain acquired intangible assets from business combinations. Most sales‑based incentives are capitalized and expensed over the period of benefit from the underlying contracts. We expect our sales and marketing expenses to increase in absolute dollars for the remaining quarters of fiscal 2020 as compared to the respective fiscal 2019 quarters as we continue to invest in selling and marketing activities to attract new customers and expand our relationship with existing customers, in addition to increased costs resulting from the Hortonworks merger in January 2019.
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock‑based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third‑party professional services, including consulting, legal and accounting services, merger related costs, other corporate expenses, and allocated shared costs (including rent and information technology).  We expect our general and administrative expenses to increase in absolute dollars for the remaining quarters of fiscal 2020 as compared to the respective fiscal 2019 quarters due to the anticipated growth of our business and related infrastructure, in addition to increased costs resulting from the Hortonworks merger in January 2019.
Interest Income, net
Interest income primarily relates to amounts earned on our cash and cash equivalents and marketable securities.
Other Income (Expense), net
Other income (expense), net primarily relates to foreign currency transactions, realized gains and losses on our marketable securities and other non‑operating gains or losses.
Provision for Income Taxes
Provision for income taxes primarily consists of income taxes for certain foreign jurisdictions in which we conduct business. Due to cumulative losses, we maintain a valuation allowance against our United States and certain foreign deferred tax assets. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations
The condensed consolidated statements of operations data for each of the three months ended April 30, 2019 and 2018 set forth in the tables below have been updated to comply with the new standards under Topic 606, including previously reported amounts, which are labeled “as adjusted.” See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended April 30,
	2019	2018 (As Adjusted)*
	(in thousands)
Revenue:
Subscription	$154,838	$86,763
Services	32,630	16,696
Total revenue	187,468	103,459
Cost of revenue:(1) (2)
Subscription	29,337	15,807
Services	31,896	17,544
Total cost of revenue	61,233	33,351
Gross profit	126,235	70,108
Operating expenses:(1) (2)
Research and development	64,173	43,664
Sales and marketing	119,383	61,810
General and administrative	46,432	16,336
Total operating expenses	229,988	121,810
Loss from operations	(103,753)	(51,702)
Interest income, net	3,291	1,807
Other income (expense), net	233	(1,121)
Net loss before provision for income taxes	(100,229)	(51,016)
Provision for income taxes	(2,901)	(1,306)
Net loss	$(103,130)	$(52,322)
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

(1)	Amounts include stock‑based compensation expense as follows:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Cost of revenue – subscription	$3,819	$2,548
Cost of revenue – services	4,260	2,474
Research and development	17,841	9,861
Sales and marketing	13,364	6,079
General and administrative	9,587	4,404
Total stock-based compensation expense	$48,871	$25,366

(2)	Amounts include amortization of acquired intangible assets as follows:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Cost of revenue – subscription	$2,910	$622
Sales and marketing	17,250	35
Total amortization of acquired intangible assets	$20,160	$657
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended April 30,
	2019	2018 (As Adjusted)*
Revenue:
Subscription	83%	84%
Services	17	16
Total revenue	100	100
Cost of revenue(1) (2):
Subscription	16	15
Services	17	17
Total cost of revenue	33	32
Gross margin	67	68
Operating expenses(1) (2):
Research and development	34	42
Sales and marketing	64	60
General and administrative	25	16
Total operating expenses	123	118
Loss from operations	(56)	(50)
Interest income, net	2	2
Other income (expense), net	—	(1)
Net loss before provision for income taxes	(54)	(49)
Provision for income taxes	(1)	(1)
Net loss	(55)%	(50)%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Three Months Ended April 30,
	2019	2018
Cost of revenue – subscription	2%	3%
Cost of revenue – services	2	2
Research and development	10	10
Sales and marketing	7	6
General and administrative	5	4
Total stock-based compensation expense	26%	25%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Three Months Ended April 30,
	2019	2018
Cost of revenue – subscription	2%	1%
Sales and marketing	9%	—
Total amortization of acquired intangible assets	11%	1%
Three Months Ended April 30, 2019 and 2018
Revenue

	Three Months Ended April 30,		Change
	2019	2018 (As Adjusted)*	Amount	%
	(dollars in thousands)
Subscription	$154,838	$86,763	$68,075	78%
Services	32,630	16,696	15,934	95%
Total revenue	$187,468	$103,459	$84,009	81%
As a percentage of total revenue:
Subscription	83%	84%
Services	17%	16%
Total revenue	100%	100%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
The increase in subscription revenue for the three months ended April 30, 2019, as compared to the same period a year ago, was primarily attributable to the Hortonworks merger which resulted in volume driven increases in subscription sales to new customers.
The increase in services revenue for the three months ended April 30, 2019, as compared to the same period a year ago, was primarily attributable to the Hortonworks merger which resulted in increases in services sales to new customers.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,		Change
	2019	2018 (As Adjusted)*	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$29,337	$15,807	$13,530	86%
Services	31,896	17,544	14,352	82%
Total cost of revenue	$61,233	$33,351	$27,882	84%
Gross profit	$126,235	$70,108	$56,127	80%
Gross margin:
Subscription	81%	82%
Services	2%	(5)%
Total gross margin	67%	68%
Cost of revenue, as a percentage of total revenue:
Subscription	16%	15%
Services	17%	17%
Total cost of revenue	33%	32%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
The increase in cost of revenue for subscription for the three months ended April 30, 2019, as compared to the same period a year ago, was primarily due to an increase of $7.1 million in salaries and benefits related to growth in employee headcount, an increase of $1.3 million in stock‑based compensation expense and an increase of $1.2 million in allocated shared costs related to the growth in our business driven by the Hortonworks merger.
The increase in cost of revenue for services for the three months ended April 30, 2019, as compared to the same period a year ago, was primarily due to an increase of $9.3 million in salaries and benefits related to growth in employee headcount and an increase $1.8 million in stock-based compensation expense related to the growth in our business driven by the Hortonworks merger.
Subscription gross margin remained relatively consistent in the three months ended April 30, 2019, as compared to the same period a year ago.
Services gross margin improved from negative 5% to positive 2% in the three months ended April 30, 2019, as compared to the same period a year ago, primarily due to an increase in services revenue by 95%, while the cost of services revenue increased by 82% as explained above.

Operating Expenses

	Three Months Ended April 30,		Change
	2019	2018 (As Adjusted)*	Amount	%
	(dollars in thousands)
Research and development	$64,173	$43,664	$20,509	47%
Sales and marketing	119,383	61,810	57,573	93%
General and administrative	46,432	16,336	30,096	184%
Total operating expenses	$229,988	$121,810	$108,178	89%
Operating expenses, as a percentage of total revenue:
Research and development	34%	42%
Sales and marketing	64%	60%
General and administrative	25%	16%
Total operating expenses	123%	118%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Research and Development
The increase in research and development expenses for the three months ended April 30, 2019, as compared to the same period a year ago, was primarily due to an increase of $8.0 million in stock‑based compensation expense, an increase of $7.7 million employee‑related costs including salaries, benefits and travel costs related to higher employee headcount and an increase in allocated shared costs of $1.3 million related to the growth in our business driven by the Hortonworks merger.
Sales and Marketing
The increase in sales and marketing expenses for the three months ended April 30, 2019, as compared to the same period a year ago, was primarily due an increase of $26.8 million employee‑related costs including salaries, benefits and travel costs, an increase of $17.2 million in intangible amortization and an increase of $7.3 million in stock‑based compensation expense related to the growth in our business driven by the Hortonworks merger.
General and Administrative
The increase in general and administrative expenses for the three months ended April 30, 2019, as compared to the same period a year ago, was primarily due to an increase of $11.4 million in employee‑related costs including salaries, benefits and travel costs, an increase of approximately $8.0 million in merger related costs, an increase of $5.2 million in stock-based compensation expense, and an increase in allocated shared costs of $1.0 million related to the growth in our business driven by the Hortonworks merger.
Interest Income, net

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Interest income, net	$3,291	$1,807	$1,484	82%
Interest income for the three months ended April 30, 2019, as compared to the same period a year ago, increased due to higher investments in marketable securities and an increase in interest rates on the securities purchased.

Other Income (Expense), net

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$233	$(1,121)	$1,354	121%
Other income (expense), net increased primarily due to foreign exchange gains during the three months ended April 30, 2019 as compared to losses in the same period a year ago.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Provision for income taxes	$(2,901)	$(1,306)	$(1,595)	122%
The provision for income taxes increased in the three months ended April 30, 2019, as compared to the same period a year ago, primarily due to income taxes on foreign earnings and withholding taxes on international sales.
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
Liquidity and Capital Resources
As of April 30, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $544.1 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, certificates of deposit and reverse repurchase agreements. Our marketable securities are comprised of asset‑backed securities, corporate notes and obligations, commercial paper, certificates of deposit, U.S. treasury securities and foreign government obligations. To date, our principal sources of liquidity have been from the net proceeds we received in May 2017 through the sale of our common stock in our IPO, private sales of equity securities and cash generated from operations. Further, we acquired $49.0 million of cash, cash equivalents and marketable securities as a result of the Hortonworks merger.
We believe our existing liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our subscriptions and services and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, or at all, we may not be able to adequately fund our business plans and it could have a negative effect on our operating cash flows and financial condition.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	$11,460	$24,363
Cash (used in) provided by investing activities	(59,877)	9,012
Cash (used in) provided by financing activities	(1,848)	6,175
Effect of exchange rate changes	(1,060)	(381)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(51,325)	$39,169
Cash Provided by Operating Activities
During the three months ended April 30, 2019, cash provided by operating activities was $11.5 million which was due to a net loss of $103.1 million offset by non‑cash adjustments of $104.0 million and an increase from net change in operating assets and liabilities of $21.9 million. Non‑cash adjustments primarily consisted of $48.9 million of stock‑based compensation, $34.6 million of depreciation and amortization expense, and $9.7 million of amortization of deferred costs. The net change in operating assets and liabilities was due to a decrease in accounts receivable of $95.5 million due to the timing of invoicing compared to the receipt of cash from customers, offset by a decrease in deferred revenue of $32.1 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, a decrease in operating lease liabilities of $11.1 million associated with rental payments which also includes certain prepaid rents in the period, an increase of $9.4 million of deferred cost due to the difference in timing of payment of costs and recognition of costs, a decrease in accrued compensation of $12.5 million due to the timing of bonus and incentive-based compensation payments, a decrease in other contract liabilities of $5.2 million and a net decrease in accounts payable and accrued expenses and other liabilities of $2.6 million due to the timing of payments to vendors.
During the three months ended April 30, 2018, cash provided by operating activities was $24.4 million, which was due to a net loss of $52.3 million offset by non‑cash adjustments of $34.3 million and an increase from net change in operating assets and liabilities of $42.4 million. Non‑cash adjustments primarily consisted of $25.4 million of stock‑based compensation, $6.6 million in amortization of deferred costs and $2.4 million of depreciation and amortization expense. The net change in operating assets and liabilities was due to a decrease in accounts receivable of $65.8 million due to the timing of invoicing compared to the receipt of cash from customers, a decrease in prepaid expenses and other assets of $8.2 million, a decrease in contract assets of $2.8 million, offset by a decrease of deferred revenue of $16.3 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, a decrease in accrued compensation of $14.6 million due to the timing of bonus and incentive-based compensation payments and an increase in deferred costs of $4.5 million due to the difference in timing of payment of costs and recognition of costs.
Cash (Used in) Provided by Investing Activities
During the three months ended April 30, 2019, cash used in investing activities was $59.9 million which was due to purchases of marketable securities and other investments of $196.5 million and capital expenditures for the purchase of property and equipment of $2.7 million, offset by sales and maturities of marketable securities of $139.3 million.
During the three months ended April 30, 2018, cash provided by investing activities was $9.0 million which was primarily due to sales and maturities of marketable securities of $127.5 million, offset by purchases of marketable securities and other investments of $114.2 million and capital expenditures for the purchase of property and equipment of $4.2 million.

Cash (Used in) Provided by Financing Activities
During the three months ended April 30, 2019, cash used in financing activities was $1.8 million which was due to taxes paid related to the net share settlement of RSUs of $7.8 million, offset by $5.9 million of proceeds from the exercise of stock options and ESPP withholding.
During the three months ended April 30, 2018, cash provided by financing activities was $6.2 million which was due to proceeds from the exercise of stock options and ESPP withholdings of $7.1 million, offset by shares withheld related to the net settlement of RSUs of $0.9 million.
Off‑Balance Sheet Arrangements
We have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2019. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a table of our minimum lease payments as of April 30, 2019.
Critical Accounting Policies and Estimates
 Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We refer to accounting estimates of this type as critical accounting policies and estimates.
As a result of our adoption of ASU No. 2016-02, Leases (Topic 842), our accounting policies have been updated as described in Note 2 to our condensed consolidated financial statements.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $544.1 million as of April 30, 2019 and $537.2 million as of January 31, 2019, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, certificates of deposit and reverse repurchase agreements. Our marketable securities are comprised of asset‑backed securities, corporate notes and obligations, commercial paper, certificates of deposit, U.S. treasury securities and foreign government obligations. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $4.4 million as of April 30, 2019.
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
For the three months ended April 30, 2019, approximately 21% of our revenue and approximately 20% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the three months ended April 30, 2019, we recorded a realized loss on foreign exchange transactions of $1.3 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates could have a $3.8 million impact on our financial results.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
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
We have incurred net losses since our founding in 2008, including net losses of $103.1 million and $52.3 million, for the three months ended April 30, 2019 and 2018, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.3 billion at April 30, 2019. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components, and continue to develop our platform. In addition, as a result of the Hortonworks merger, we have incurred substantial transaction costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the integration of the Hortonworks’ platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our managerial, administrative, operational, financial and other resources. For example, our employee headcount after our merger with Hortonworks increased from approximately 1,600 employees as of April 30, 2018 to approximately 2,700 employees as of April 30, 2019. This growth has placed, and any future growth will place, significant demands on our management and our operational and financial infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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
As we operate and sell internationally, we are subject to the Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act of 2010 (UK Bribery Act), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Africa, East Asia, Eastern Europe, South America and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various anti‑corruption laws, even though these parties may not be under our control. While we have implemented policies and controls intended to prevent these practices by our employees, consultants, sales agents and channel partners, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA, the UK Bribery Act and other laws may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002 (Sarbanes‑Oxley Act), the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, the rules and regulations of the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time‑consuming or costly and increases demand on our systems and resources, particularly since we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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
As of January 31, 2019, we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (JOBS Act), and are now required to comply with additional disclosure and reporting requirements.
In addition, we have previously taken advantage of the JOB Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions will also have to comply with any new or revised financial accounting standards applicable to public companies without an extended transition period. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements. Failure to comply with these requirements could also subject us to enforcement actions by the SEC, further increase costs and divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.
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
As a result of disclosure of information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting at the end of the current fiscal year. Our independent registered public accounting firm has to issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our common stock.
If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, failure to demonstrate continued compliance with Section 404 could subject us to regulatory scrutiny and sanctions, impair our ability to raise revenue, cause investors to lose confidence in the accuracy and completeness of our financial reports, subject us to stockholder or other third-party litigation as well as investigations and delisting, as applicable, by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and negatively affect the trading price of our common stock.
Our financial results may be adversely affected by changes in accounting principles applicable to us.
Generally accepted accounting principles in the United States (GAAP) are subject to interpretation by the FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which became effective for the Company on February 1, 2019. Under the Topic 842 standard, most leases are required to be recognized on the balance sheet as right-of-use assets and corresponding lease liabilities. In May 2014, the FASB issued accounting standards update No. 2014‑09 (Topic 606), Revenue from Contracts with Customers, which became effective for our annual reporting period for the year ended January 31, 2019. Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. Under the Topic 606 standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Topic 606 has had a material impact on the amount and timing of revenue recognition. Refer to Note 2 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on Topic 842 and Topic 606 and their impacts on our condensed consolidated financial statements.
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
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $9.03 to $23.35, through May 31, 2019. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 23.2% of our outstanding common stock, based on the number shares outstanding as of May 31, 2019. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to influence or control the governance, management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Intel holds approximately 9.5% of our outstanding common stock, based on the number shares outstanding as of May 31, 2019. As such, Intel could have considerable influence over matters such as approving a potential acquisition of us. Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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

•
the requirement for the affirmative vote of holders of at least 662/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.01	Certification of Thomas J. Reilly, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Thomas J. Reilly, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDERA, INC.

June 5, 2019	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
Chief Executive Officer and Director
(Principal Executive Officer)

June 5, 2019	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)