Form 10-Q
period 2019-07-31
Cloudera, Inc.
filed 2019-09-04
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of August 30, 2019, there were 279,648,245 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	July 31, 2019	January 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,075	$158,672
Marketable securities, current	331,763	322,005
Accounts receivable, net	160,298	242,980
Contract assets	5,569	4,824
Deferred costs	39,546	32,100
Prepaid expenses and other current assets	31,342	38,281
Total current assets	656,593	798,862
Property and equipment, net	26,061	27,619
Marketable securities, non-current	85,412	56,541
Intangible assets, net	639,229	679,326
Goodwill	588,742	586,456
Deferred costs, non-current	30,301	36,913
Restricted cash	3,352	3,367
Operating lease right-of-use assets	216,958	—
Other assets	9,727	7,559
TOTAL ASSETS	$2,256,375	$2,196,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,283	$8,185
Accrued compensation	50,149	53,590
Other contract liabilities, current	7,935	17,177
Other accrued liabilities	30,299	24,548
Operating lease liabilities, current	21,358	—
Deferred revenue, current	366,980	390,965
Total current liabilities	481,004	494,465
Operating lease liabilities, non-current	205,466	—
Deferred revenue, non-current	87,952	116,604
Other contract liabilities, non-current	1,053	1,296
Other liabilities	5,404	22,209
TOTAL LIABILITIES	780,879	634,574
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding as of July 31, 2019 and January 31, 2019	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized as of July 31, 2019 and January 31, 2019; 279,594,721 and 268,818,627 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	14	13
Additional paid-in capital	2,814,767	2,711,340
Accumulated other comprehensive income (loss)	130	(42)
Accumulated deficit	(1,339,415)	(1,149,242)
TOTAL STOCKHOLDERS’ EQUITY	1,475,496	1,562,069
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,256,375	$2,196,643

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Revenue:
Subscription	$164,102	$95,798	$318,940	$182,561
Services	32,609	17,181	65,239	33,877
Total revenue	196,711	112,979	384,179	216,438
Cost of revenue:(1) (2)
Subscription	29,075	14,961	58,412	30,768
Services	28,055	17,171	59,951	34,715
Total cost of revenue	57,130	32,132	118,363	65,483
Gross profit	139,581	80,847	265,816	150,955
Operating expenses:(1) (2)
Research and development	65,742	39,800	129,915	83,464
Sales and marketing	112,491	53,381	231,874	115,191
General and administrative	50,445	17,090	96,877	33,426
Total operating expenses	228,678	110,271	458,666	232,081
Loss from operations	(89,097)	(29,424)	(192,850)	(81,126)
Interest income, net	3,156	2,173	6,447	3,980
Other income (expense), net	104	(907)	337	(2,028)
Loss before provision for income taxes	(85,837)	(28,158)	(186,066)	(79,174)
Provision for income taxes	(1,206)	(791)	(4,107)	(2,097)
Net loss	$(87,043)	$(28,949)	$(190,173)	$(81,271)
Net loss per share, basic and diluted	$(0.31)	$(0.19)	$(0.69)	$(0.55)
Weighted-average shares used in computing net loss per share, basic and diluted	276,778	149,505	274,207	148,115
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

Cost of revenue – subscription	$4,189	$2,496	$8,008	$5,044
Cost of revenue – services	4,196	2,776	8,456	5,250
Research and development	18,453	8,336	36,294	18,197
Sales and marketing	15,435	2,698	28,799	8,777
General and administrative	19,460	4,169	29,047	8,573

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenue – subscription	$2,687	$622	$5,597	$1,244
Sales and marketing	17,250	35	34,500	70

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Net loss	$(87,043)	$(28,949)	$(190,173)	$(81,271)
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss	(622)	(252)	(630)	(349)
Unrealized gain on investments	452	306	802	160
Total other comprehensive (loss) income, net of tax	(170)	54	172	(189)
Comprehensive loss	$(87,213)	$(28,895)	$(190,001)	$(81,460)
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2019	2018 (As Adjusted)*

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(190,173)	$(81,271)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	69,064	5,068
Stock-based compensation expense	110,604	45,841
Accretion and amortization of marketable securities	(1,660)	(195)
Amortization of deferred costs	20,973	13,803
Loss (gain) on disposal of fixed assets	459	(20)
Changes in assets and liabilities:
Accounts receivable	80,660	34,188
Contract assets	(745)	2,850
Prepaid expenses and other assets	(3,213)	12,297
Deferred costs	(21,807)	(13,554)
Accounts payable	(3,661)	583
Accrued compensation	(6,090)	(9,437)
Accrued expenses and other liabilities	(16,345)	3,613
Other contract liabilities	(9,485)	385
Deferred revenue	(50,101)	(13,341)
Net cash (used in) provided by operating activities	(21,520)	810
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(311,224)	(252,376)
Proceeds from sale of marketable securities and other investments	39,385	32,294
Maturities of marketable securities and other investments	235,402	230,903
Capital expenditures	(4,721)	(7,663)
Net cash (used in) provided by investing activities	(41,158)	3,158
CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to net share settlement of restricted stock units	(15,645)	(4,388)
Proceeds from employee stock plans	9,220	11,330
Net cash (used in) provided by financing activities	(6,425)	6,942
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,509)	(1,215)
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,612)	9,695
Cash, cash equivalents and restricted cash — Beginning of period	162,039	61,299
Cash, cash equivalents and restricted cash — End of period	$91,427	$70,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,645	$1,898
Cash paid for operating lease liabilities	$25,034	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in accounts payable and other accrued liabilities	$500	$561
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,966	$—
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of April 30, 2019	274,184,496	$14	$2,755,408	$300	$(1,252,372)	$1,503,350
Shares issued under employee stock plans	1,089,237	—	1,885	—	—	1,885
Vested restricted stock units converted into shares	4,988,518	—	—	—	—	—
Shares issued under employee stock purchase plan and other	734,637	—	3,590	—	—	3,590
Stock-based compensation expense	—	—	61,733	—	—	61,733
Shares withheld related to net settlement of restricted stock units	(1,402,167)	—	(7,849)	—	—	(7,849)
Unrealized gain on investments	—	—	—	452	—	452
Foreign currency translation adjustment	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	(87,043)	(87,043)
Balance as of July 31, 2019	279,594,721	$14	$2,814,767	$130	$(1,339,415)	$1,475,496

	Three Months Ended July 31, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of April 30, 2018	148,159,117	$7	$1,413,431	$(1,075)	$(1,008,915)	$403,448
Shares issued under employee stock plans	597,728	—	1,852	—	—	1,852
Vested restricted stock units converted into shares	1,991,357	1	—	—	—	1
Shares issued under employee stock purchase plan	472,513	—	6,217	—	—	6,217
Stock-based compensation expense	—	—	20,475	—	—	20,475
Shares withheld related to net settlement of restricted stock units	(223,213)	—	(3,482)	—	—	(3,482)
Unrealized gain on investments	—	—	—	306	—	306
Foreign currency translation adjustment	—	—	—	(252)	—	(252)
Net loss	—	—	—	—	(28,949)	(28,949)
Balance as of July 31, 2018	150,997,502	$8	$1,438,493	$(1,021)	$(1,037,864)	$399,616

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

	Six Months Ended July 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 31, 2019	268,818,627	$13	$2,711,340	$(42)	$(1,149,242)	$1,562,069
Shares issued under employee stock plans	1,931,218	1	4,887	—	—	4,888
Vested restricted stock units converted into shares	10,180,389	—	—	—	—	—
Shares issued under employee stock purchase plan and other	734,637	—	3,590	—	—	3,590
Stock-based compensation expense	—	—	110,604	—	—	110,604
Shares withheld related to net settlement of restricted stock units	(2,070,150)	—	(15,654)	—	—	(15,654)
Unrealized gain on investments	—	—	—	802	—	802
Foreign currency translation adjustment	—	—	—	(630)	—	(630)
Net loss	—	—	—	—	(190,173)	(190,173)
Balance as of July 31, 2019	279,594,721	$14	$2,814,767	$130	$(1,339,415)	$1,475,496

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (As Adjusted)*	Total Stockholders’ Equity (As Adjusted)*
Balance as of January 31, 2018	145,327,001	$7	$1,385,592	$(832)	$(956,593)	$428,174
Shares issued under employee stock plans	1,467,007	—	5,231	—	—	5,231
Vested restricted stock units converted into shares	3,998,750	1	—	—	—	1
Shares issued under employee stock purchase plan	472,513	—	6,217	—	—	6,217
Stock-based compensation expense	—	—	45,841	—	—	45,841
Shares withheld related to net settlement of restricted stock units	(267,769)	—	(4,388)	—	—	(4,388)
Unrealized gain on investments	—	—	—	160	—	160
Foreign currency translation adjustment	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(81,271)	(81,271)
Balance as of July 31, 2018	150,997,502	$8	$1,438,493	$(1,021)	$(1,037,864)	$399,616
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
During the year ended January 31, 2019, we adopted Accounting Standards Update (ASU) No.2014-09, Revenue from Contracts with Customers (Topic 606). The condensed consolidated financial data for the three and six months ended July 31, 2019 and 2018 and as of July 31, 2019 and January 31, 2019 reflects the impact of the full retrospective adoption of this standard, including previously reported amounts, which are labeled “as adjusted.” See Note 2 for additional details.
As of July 31, 2019 and January 31, 2019, we had an accumulated deficit of $1.3 billion and $1.1 billion, respectively. We have funded our operations primarily with the net proceeds we received in May 2017 through the sale of our common stock in our initial public offering (IPO), private sales of equity securities, proceeds from the sale of our subscriptions and services and cash generated from operations. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries, which are located in various countries, including the United States, Australia, China, India, Germany, Ireland, The Netherlands, Singapore, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated balance sheet as of January 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2019 are not necessarily indicative of results to be expected for the full year ending January 31, 2020 or for any other interim period or for any other future year.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2019, filed with the SEC on March 29, 2019.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, stock‑based compensation expense, bonus attainment, self‑insurance costs incurred, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the evaluation for impairment of intangible assets and goodwill, the fair value of our common stock prior to our IPO, estimated period of benefit for deferred contract costs, estimates related to our revenue recognition, such as the assessment of elements in a multi‑element arrangement and the fair value assigned to each element, contingencies, and incremental borrowing rate used in discounting of lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Segments
We operate as two operating segments – subscription and services. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our Interim Chief Executive Officer, in deciding how to allocate resources and assess performance.
In January 2019, we completed our merger with Hortonworks. The combined company operates under the Cloudera name. We have integrated Hortonworks into our ongoing business operations and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Our results of operations for the three and six months ended July 31, 2019 reflect the results of operations of the combined entity.
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
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of July 31,
	2019	2018
Cash and cash equivalents	$88,075	$52,970
Restricted cash	3,352	18,024
Cash, cash equivalents and restricted cash	$91,427	$70,994

The restricted cash balance as of July 31, 2019 decreased to $3.4 million from $18.0 million as of July 31, 2018 as a result of the removal of restrictions on letter of credit funds.
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

As of July 31, 2019 and January 31, 2019, no single customer represented more than 10% of accounts receivable. For each of the three and six months ended July 31, 2019 and 2018, no single customer accounted for 10% or more of revenue.
Recently Adopted Accounting Standards
In June 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-07, Compensation-Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), which substantially aligns accounting for share-based payments to employees and non-employees. Under the standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. We adopted ASU 2018-07 as of February 1, 2019 and the standard did not have a material impact on our condensed consolidated financial statements for the three and six months ended July 31, 2019.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act) to retained earnings. We adopted ASU 2018-02 as of February 1, 2019. We do not have tax effects stranded or otherwise in other comprehensive income, as such the standard did not have an impact on our condensed consolidated financial statements for the three and six months ended July 31, 2019.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new standard on February 1, 2019 using the modified retrospective transition approach by applying the standard to all leases existing at the date of initial application and not restating comparative periods. Under this transition method, the application date of the new standard begins in the reporting period in which we have adopted the standard. We have elected the package of practical expedients permitted under the transition guidance, which allowed us not to reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) the accounting for any initial direct costs for any expired or existing leases. We have also elected the short-term lease exception and will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement). See Note 8 for further information on the implementation of the standard.
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
Select line items from the condensed consolidated statement of operations for the three and six months ended July 31, 2018 reflecting the adoption of the new revenue standard are as follows (in thousands, except per share data):

	Three Months Ended July 31, 2018			Six Months Ended July 31, 2018
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$93,123	$2,675	$95,798	$179,022	$3,539	$182,561
Services	17,215	(34)	17,181	34,023	(146)	33,877
Operating expenses:
Sales and marketing	55,166	(1,785)	53,381	114,943	248	115,191
Net loss	(33,375)	4,426	(28,949)	(84,416)	3,145	(81,271)
Net loss per share of common stock, basic and diluted	$(0.22)	$0.03	$(0.19)	$(0.57)	$0.02	$(0.55)
Select line items from the condensed consolidated statements of cash flows for the six months ended July 31, 2018 reflecting the adoption of the new revenue standard are as follows (in thousands):

	Six Months Ended July 31, 2018
	As Previously Reported	Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,416)	$3,145	$(81,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	—	13,803	13,803
Changes in assets and liabilities:
Accounts receivable, net	34,366	(178)	34,188
Contract assets	—	2,850	2,850
Deferred costs	—	(13,554)	(13,554)
Accrued expenses and other liabilities	3,999	(386)	3,613
Other contract liabilities	—	385	385
Deferred revenue	(7,276)	(6,065)	(13,341)
Net cash provided by operating activities	810	—	810

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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Under this standard, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2019. We are currently in the process of evaluating the impact ASU 2017-04 will have on our consolidated financial statements.
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

Additionally, we have entered into subleases for unoccupied leased office space. Any impairments to the ROU asset, leasehold improvements or other assets as a result of a sublease are recognized as an operating expense in the period the sublease is executed. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded as an offset to operating expenses and recognized over the sublease life.
3. Revenue from Contracts with Customers
The following table reflects our contract liabilities balances (in thousands):

	July 31, 2019	January 31, 2019
Deferred revenue, current	$366,980	$390,965
Other contract liabilities, current	7,935	17,177
Deferred revenue, non-current	87,952	116,604
Other contract liabilities, non-current	1,053	1,296
Total contract liabilities	$463,920	$526,042
Significant changes in the contract assets and the contract liabilities balances during the periods are as follows (in thousands):

	Contract Assets	Contract Liabilities
January 31, 2019	$4,824	$526,042
Amount transferred to receivables from contract assets	(4,041)	—
Contract assets additions	4,572	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(143,778)
Increases due to invoicing prior to satisfaction of performance obligations	—	104,075
April 30, 2019	5,355	486,339
Amount transferred to receivables from contract assets	(4,091)	—
Contract assets additions	4,305	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(144,776)
Increases due to invoicing prior to satisfaction of performance obligations	—	122,357
July 31, 2019	$5,569	$463,920

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
During the three and six months ended July 31, 2019, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material.
As of July 31, 2019, approximately $707.1 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $488.9 million over the next 12 months and approximately $218.2 million thereafter.

We have adjusted previously disclosed amounts to consistently apply policies to determine revenue expected to be recognized from remaining performance obligations. We have determined these adjustments are not material to previously reported financial statement disclosures (in millions):

	April 30, 2019	January 31, 2019
As previously reported, remaining performance obligations	$719.8	$803.6
Adjustment	17.5	(8.8)
As adjusted, remaining performance obligations	$737.3	$794.8

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

The $1.2 billion fair value consideration transferred was determined based on $10.37 per share, the closing price of our stock on the closing date of the merger with Hortonworks (the Closing Date), for all shares of Hortonworks common stock outstanding immediately prior to the Closing Date. The fair value of the post share conversion of 4.1 million stock options, 0.9 million of performance restricted stock units and 9.0 million restricted stock units assumed was determined using the Black-Scholes option pricing model for stock option awards and observable market price of our common stock for valuation of performance and restricted stock units. The share conversion ratio of 1.305 was applied to convert Hortonworks’ outstanding equity awards for Hortonworks’ common stock into equity awards for shares of our common stock. The total fair value of the stock-based awards is $63.5 million, which will be recognized as stock-based compensation expense over a weighted-average period of 1.5 years. Additionally, we recognized $13.1 million of additional stock-based compensation expense during the year ended January 31, 2019 due to the acceleration and modification of certain stock awards assumed as part of the merger with Hortonworks.
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

The $552.8 million excess of purchase consideration over the fair value of total net assets acquired and liabilities assumed was recorded as goodwill. Goodwill of $525.2 million and $27.6 million has been allocated to our subscription and services segments, respectively, based on the forecasted post-merger financial results of the subscription and services segments.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the Closing Date:

	Fair Value	Estimated Remaining Useful Life
	(in thousands)	(in years)
Unbilled contracts	$18,300	2
Customer relationships	661,600	10
Trade names	2,700	1
Total identified intangible assets	$682,600

Unbilled contracts represent the fair value of Hortonworks’ customer contracts that have yet to be billed at the Closing Date. Customer relationships represent the fair value of the underlying relationships with Hortonworks’ customers. Trade names represent Hortonworks’ trademarks, which consumers associate with the source and quality of Hortonworks’ products and services. The estimated fair values of the intangible assets acquired were determined based on a combination of the income and market approaches to measure the fair value of unbilled contracts, customer relationships and trade names. The fair value of unbilled contracts and customer relationships was measured based on the income approach, specifically the multi-period excess earnings method. The fair value of the trade names was determined using the relief-from-royalty method. The estimated remaining useful life of the customer relationships intangible asset is approximately 10 years, which approximates the mean and median of a benchmarking dataset from similar mergers or acquisitions over the last 7 years, focusing on transactions where customer relationships is the primary asset of the transaction. The estimated remaining useful life of unbilled contracts is based on the period over which the support and services are expected to be rendered and the estimated remaining useful life of trade names is based on our expected time frame to phase out the Hortonworks trade names.
The goodwill balance of $552.8 million is attributable to the expansion of our product offerings and expected synergies of the combined workforce, products and technologies with Hortonworks. The goodwill balance is not deductible for U.S. income tax purposes.

5. Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of July 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$21,695	$—	$—	$21,695
Commercial paper	3,998	—	—	3,998
Municipal securities	2,000	—	—	2,000
Marketable securities:
Asset-backed securities	71,579	129	(5)	71,703
Corporate notes and obligations	195,752	616	(39)	196,329
Commercial paper	72,163	20	(1)	72,182
Municipal securities	2,999	—	—	2,999
Certificates of deposit	27,044	44	—	27,088
U.S. treasury securities	46,836	40	(2)	46,874
Total cash equivalents and marketable securities	$444,066	$849	$(47)	$444,868

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$29,966	$—	$—	$29,966
Commercial paper	9,157	1	—	9,158
Certificates of deposit	3,999	1	—	4,000
Reverse repurchase agreements	5,000	—	—	5,000
Marketable securities:
Asset-backed securities	63,626	16	(57)	63,585
Corporate notes and obligations	140,710	136	(111)	140,735
Commercial paper	101,712	9	(1)	101,720
Certificates of deposit	46,551	21	(1)	46,571
U.S. treasury securities	21,949	—	(14)	21,935
Foreign government obligations	4,000	—	—	4,000
Total cash equivalents and marketable securities	$426,670	$184	$(184)	$426,670

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	July 31, 2019		January 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$378,539	$378,971	$380,461	$380,335
Due after one year through five years	65,527	65,897	46,209	46,335
Total investments in marketable securities	$444,066	$444,868	$426,670	$426,670

The unrealized loss for each of these fixed rate marketable securities was not material as of July 31, 2019 and January 31, 2019. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of July 31, 2019 and January 31, 2019. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three and six months ended July 31, 2019 and 2018.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the three and six months ended July 31, 2019 and 2018.
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

The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of July 31, 2019 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$21,695	$—	$21,695
Commercial paper	—	3,998	3,998
Municipal securities	—	2,000	2,000
Marketable securities:
Asset-backed securities	—	71,703	71,703
Corporate notes and obligations	—	196,329	196,329
Commercial paper	—	72,182	72,182
Municipal securities	—	2,999	2,999
Certificates of deposit	—	27,088	27,088
U.S. treasury securities	14,965	31,909	46,874
Total financial assets	$36,660	$408,208	$444,868
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
During the six months ended July 31, 2019 and the year ended January 31, 2019, there were no transfers between Level 1 or Level 2 investments.

7. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	July 31, 2019	January 31, 2019
Computer equipment and software	$21,072	$18,259
Office furniture and equipment	11,887	11,907
Leasehold improvements	25,682	24,316
Property and equipment, gross	58,641	54,482
Less: accumulated depreciation and amortization	(32,580)	(26,863)
Property and equipment, net	$26,061	$27,619

Depreciation expense was $2.9 million and $2.1 million for the three months ended July 31, 2019 and 2018, respectively, and $6.1 million and $3.8 million for the six months ended July 31, 2019 and 2018, respectively.
Intangible Assets
Intangible assets consisted of the following as of July 31, 2019 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(10,280)	$1,706	1.8
Customer relationships and other acquired intangible assets	671,097	(46,536)	624,561	9.4
Unbilled contracts	18,300	(5,338)	12,962	1.4
Total	$701,383	$(62,154)	$639,229	9.2
Intangible assets consisted of the following as of January 31, 2019 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(9,258)	$2,728	1.9
Customer relationships and other acquired intangible assets	671,097	(12,036)	659,061	9.9
Unbilled contracts	18,300	(763)	17,537	1.9
Total	$701,383	$(22,057)	$679,326	9.6

Amortization expense for intangible assets was $19.9 million and $0.6 million for the three months ended July 31, 2019 and 2018, respectively, and $40.1 million and $1.3 million for six months ended July 31, 2019 and 2018, respectively.

The expected future amortization expense of these intangible assets as of July 31, 2019 is as follows (in thousands):

Remaining six months of fiscal 2020	$39,426
fiscal 2021	75,491
fiscal 2022	66,624
fiscal 2023	66,241
fiscal 2024	66,160
fiscal 2025 and thereafter	325,287
Total amortization expense	$639,229
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	July 31, 2019	January 31, 2019
Accrued salaries, benefits and commissions	$21,918	$20,563
Accrued bonuses	12,409	14,832
Accrued compensation-related taxes	9,899	11,797
Employee stock purchase plan withholdings	2,652	1,902
Other	3,271	4,496
Total accrued compensation	$50,149	$53,590
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of
	July 31, 2019	January 31, 2019
Accrued professional costs	$8,073	$6,500
Accrued taxes	4,043	3,731
Accrued travel	3,410	2,751
Other	14,773	11,566
Total other accrued liabilities	$30,299	$24,548

Other includes amounts owed to third‑party vendors that provide marketing, corporate event planning, cloud‑computing services, self-insurance costs and customer overpayment.
8. Leases
We have entered into various non-cancelable operating lease agreements for our facilities. Our leases have various expiration dates through September 2031. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.

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
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Operating lease cost	$11,583	$22,898
Short-term lease cost	628	1,199
Sublease income	(3,968)	(7,923)
Net lease cost	$8,243	$16,174

Lease term and discount rate information are summarized as follows:

As of July 31, 2019
Weighted Average Remaining Lease Term (years)	7.2
Weighted Average Discount Rate	6.0%

Maturities of lease liabilities as of July 31, 2019 are as follows (in thousands):

Minimum Lease Payments, Gross
Remaining six months of fiscal 2020	$12,195
fiscal 2021	43,592
fiscal 2022	38,823
fiscal 2023	35,067
fiscal 2024	35,714
fiscal 2025 and thereafter	117,284
Total lease payments	$282,675
Less imputed interest	(55,851)
Present value of lease liabilities	$226,824

We expect to receive $39.4 million of sublease rental proceeds in the next five years as of July 31, 2019.
As of July 31, 2019, we have an additional operating lease for office space, that has not yet commenced with total undiscounted lease payments of $0.9 million. This operating lease will commence in third quarter of fiscal 2020, with lease term of approximately 4 years.
9. Commitments and Contingencies
Letters of Credit
As of July 31, 2019 and January 31, 2019, we had a total of $20.0 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.

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

The number of shares reserved for issuance under our 2017 Plan increases automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2019, 13,440,931 additional shares were authorized for issuance by the board of directors. As of July 31, 2019, there were 81,635,369 shares of common stock reserved and available for future issuance under the Stock Plans.
Stock options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of three to four years, with 25% vesting after one year and then ratably on a monthly basis for the remaining two to three years.
Stock Options
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2019	19,117,696	$5.83	4.3	$154,431
Exercised	(1,931,218)	2.53	—	—
Canceled	(725,784)	15.42	—	—
Balance — July 31, 2019	16,460,694	5.80	2.4	34,155

The total intrinsic value of stock options exercised during the six months ended July 31, 2019 and 2018 was $11.0 million and $16.9 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to stock option exercises has been recognized.
The unamortized stock‑based compensation expense for stock options of $0.8 million as of July 31, 2019 will be recognized over the average remaining vesting period of 1.1 years.
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
The following table summarizes RSU activity and related information under the Stock Plans:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Balance — January 31, 2019	35,058,103	$13.25
Granted	18,093,963	7.58
Canceled	(5,111,854)	13.43
Vested and converted to shares	(10,180,389)	13.09
Balance — July 31, 2019	37,859,823	10.73

The unamortized stock‑based compensation expense for RSUs of $333.6 million as of July 31, 2019 will be recognized over the average remaining vesting period of 1.8 years.

Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). The ESPP became effective on April 27, 2017, the effective date of our IPO. Each offering period consists of a six‑month purchase period (commencing each June 21 and December 21).
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. As of July 31, 2019, the total number shares available for grant under the ESPP was 4,666,446 shares. On February 1, 2019, 2,688,186 additional shares were authorized for issuance by the board of directors.
As of July 31, 2019, $2.7 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation in our condensed consolidated balance sheets. See Note 7 for additional information.
11. Income Taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the six months ended July 31, 2019, our tax provision was $4.1 million compared to $2.1 million for the same period a year ago. The increased tax provision for the six months ended July 31, 2019 primarily relates to the inclusion of legacy Hortonworks foreign income taxes on foreign earnings and withholding taxes on international sales.
12. Related Party Transactions
Certain members of our board of directors currently serve on the board of directors or as an executive officer of certain companies that are our customers. The aggregate revenue we recognized from these customers was $5.5 million and $4.1 million for the three months ended July 31, 2019 and 2018, respectively, and $12.2 million and $10.1 million for the six months ended July 31, 2019 and 2018, respectively. There was $5.8 million and $2.5 million in accounts receivable due from these customers as of July 31, 2019 and January 31, 2019, respectively.
13. Segment Information
In January 2019, we completed our merger with Hortonworks. The combined company operates under the Cloudera name. We have integrated Hortonworks into our ongoing business operations and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Our results of operations for the three and six months ended July 31, 2019 reflect the results of the combined entity.
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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Revenue:
Subscription	$164,102	$95,798	$318,940	$182,561
Services	32,609	17,181	65,239	33,877
Total revenue	$196,711	$112,979	$384,179	$216,438
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Contribution margin:
Subscription	$141,903	$83,955	$274,133	$158,081
Services	8,750	2,786	13,744	4,412
Total segment contribution margin	$150,653	$86,741	$287,877	$162,493

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018 (As Adjusted)*
Segment contribution margin	$150,653	$86,741	$287,877	$162,493
Amortization of acquired intangible assets	(19,937)	(657)	(40,097)	(1,314)
Stock-based compensation expense	(61,733)	(20,475)	(110,604)	(45,841)
Corporate costs, such as research and development, corporate general and administrative and other	(158,080)	(95,033)	(330,026)	(196,464)
Loss from operations	$(89,097)	$(29,424)	$(192,850)	$(81,126)

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.
Sales outside of the United States represented approximately 38% and 35% of our total revenue for the three months ended July 31, 2019 and 2018, respectively, and 38% and 34% for the six months ended July 31, 2019 and 2018, respectively. All revenues from customers outside of the United States are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of July 31, 2019 and January 31, 2019, assets located outside the United States were 5% and 4% of total assets, respectively.

14.     Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Numerator:
Net loss	$(87,043)	$(28,949)	$(190,173)	$(81,271)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	276,778	149,505	274,207	148,115
Net loss per share, basic and diluted	$(0.31)	$(0.19)	$(0.69)	$(0.55)

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti‑dilutive (in thousands):

	As of July 31,
	2019	2018
Stock options to purchase common stock	16,461	16,583
Restricted stock units	37,860	19,088
Shares issuable pursuant to the ESPP	2,544	554
Total	56,865	36,225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31, and references throughout this Quarterly Report on Form 10-Q to a given fiscal year are to the twelve months ended on that date.
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
In January 2019, we completed the merger of Hortonworks, Inc. (Hortonworks), a publicly-held company headquartered in Santa Clara, California (the Hortonworks merger). The combined company operates under the Cloudera name. Our results of operations for the three and six months ended July 31, 2019 include the results of operations of Hortonworks.
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
We have a broad customer base that spans industries and geographies. For the three and six months ended July 31, 2019 and 2018, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 38% and 35% of our total revenue for the three months ended July 31, 2019 and 2018, respectively, and 38% and 34% of our total revenue for the six months ended July 31, 2019 and 2018, respectively.
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
Results of Operations
The condensed consolidated statements of operations data for the three and six months ended July 31, 2019 and 2018 set forth in the tables below have been updated to comply with the new standards under Topic 606, including previously reported amounts, which are labeled “as adjusted.” See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
	(in thousands)
Revenue:
Subscription	$164,102	$95,798	$318,940	$182,561
Services	32,609	17,181	65,239	33,877
Total revenue	196,711	112,979	384,179	216,438
Cost of revenue:(1) (2)
Subscription	29,075	14,961	58,412	30,768
Services	28,055	17,171	59,951	34,715
Total cost of revenue	57,130	32,132	118,363	65,483
Gross profit	139,581	80,847	265,816	150,955
Operating expenses:(1) (2)
Research and development	65,742	39,800	129,915	83,464
Sales and marketing	112,491	53,381	231,874	115,191
General and administrative	50,445	17,090	96,877	33,426
Total operating expenses	228,678	110,271	458,666	232,081
Loss from operations	(89,097)	(29,424)	(192,850)	(81,126)
Interest income, net	3,156	2,173	6,447	3,980
Other income (expense), net	104	(907)	337	(2,028)
Loss before provision for income taxes	(85,837)	(28,158)	(186,066)	(79,174)
Provision for income taxes	(1,206)	(791)	(4,107)	(2,097)
Net loss	$(87,043)	$(28,949)	$(190,173)	$(81,271)
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

(1)	Amounts include stock‑based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue – subscription	$4,189	$2,496	$8,008	$5,044
Cost of revenue – services	4,196	2,776	8,456	5,250
Research and development	18,453	8,336	36,294	18,197
Sales and marketing	15,435	2,698	28,799	8,777
General and administrative	19,460	4,169	29,047	8,573
Total stock-based compensation expense	$61,733	$20,475	$110,604	$45,841

(2)	Amounts include amortization of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue – subscription	$2,687	$622	$5,597	$1,244
Sales and marketing	17,250	35	34,500	70
Total amortization of acquired intangible assets	$19,937	$657	$40,097	$1,314

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Revenue:
Subscription	83%	85%	83%	84%
Services	17	15	17	16
Total revenue	100	100	100	100
Cost of revenue(1) (2):
Subscription	15	13	15	14
Services	14	15	16	16
Total cost of revenue	29	28	31	30
Gross margin	71	72	69	70
Operating expenses(1) (2):
Research and development	33	35	34	39
Sales and marketing	57	47	60	53
General and administrative	26	15	25	15
Total operating expenses	116	97	119	107
Loss from operations	(45)	(25)	(50)	(37)
Interest income, net	2	2	2	2
Other income (expense), net	—	(1)	—	(1)
Loss before provision for income taxes	(43)	(24)	(48)	(36)
Provision for income taxes	(1)	(1)	(2)	(1)
Net loss	(44)%	(25)%	(50)%	(37)%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenue – subscription	2%	2%	2%	2%
Cost of revenue – services	2	2	2	2
Research and development	9	7	9	8
Sales and marketing	8	2	7	4
General and administrative	10	4	8	4
Total stock-based compensation expense	31%	17%	28%	20%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenue – subscription	1%	1%	1%	1%
Sales and marketing	9%	—	9%	—
Total amortization of acquired intangible assets	10%	1%	10%	1%
Three and Six Months Ended July 31, 2019 and 2018
Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018 (As Adjusted)*	Amount	%	2019	2018 (As Adjusted)*	Amount	%
	(dollars in thousands)
Subscription	$164,102	$95,798	$68,304	71%	$318,940	$182,561	$136,379	75%
Services	32,609	17,181	15,428	90%	65,239	33,877	31,362	93%
Total revenue	$196,711	$112,979	$83,732	74%	$384,179	$216,438	$167,741	78%
As a percentage of total revenue:
Subscription	83%	85%			83%	84%
Services	17%	15%			17%	16%
Total revenue	100%	100%			100%	100%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
The increase in subscription revenue for the three and six months ended July 31, 2019, as compared to the same period a year ago, was primarily attributable to the Hortonworks merger which resulted in volume driven increases in subscription sales to new customers.
The increase in services revenue for the three and six months ended July 31, 2019, as compared to the same period a year ago, was primarily attributable to the Hortonworks merger which resulted in increases in services sales to new customers.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018 (As Adjusted)*	Amount	%	2019	2018 (As Adjusted)*	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$29,075	$14,961	$14,114	94%	$58,412	$30,768	$27,644	90%
Services	28,055	17,171	10,884	63%	59,951	34,715	25,236	73%
Total cost of revenue	$57,130	$32,132	$24,998	78%	$118,363	$65,483	$52,880	81%
Gross profit	$139,581	$80,847	$58,734	73%	$265,816	$150,955	$114,861	76%
Gross margin:
Subscription	82%	84%			82%	83%
Services	14%	—%			8%	(2)%
Total gross margin	71%	72%			69%	70%
Cost of revenue, as a percentage of total revenue:
Subscription	15%	13%			15%	14%
Services	14%	15%			16%	16%
Total cost of revenue	29%	28%			31%	30%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
The increase in cost of revenue for subscription for the three months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $7.4 million in salaries and benefits, an increase of $1.7 million in stock‑based compensation expense related to growth in employee headcount, $2.2 million in allocated shared costs and $2.1 million in amortization of intangible assets related to the growth in our business driven by the Hortonworks merger.
The increase in cost of revenue for subscription for the six months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $14.4 million in salaries and benefits, an increase of $3.0 million in stock‑based compensation expense related to growth in employee headcount, increase of $4.4 million in amortization of intangible assets and $3.4 million in allocated shared costs related to the growth in our business driven by the Hortonworks merger.
The increase in cost of revenue for services for the three months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $6.8 million in salaries and benefits, an increase of $1.4 million in stock-based compensation expense related to growth in employee headcount and $2.4 million in merger-related consulting services related to the growth in our business driven by the Hortonworks merger.
The increase in cost of revenue for services for the six months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $16.1 million in salaries and benefits, an increase of $3.2 million in stock-based compensation expense related to growth in employee headcount and $5.3 million in merger-related consulting services related to the growth in our business driven by the Hortonworks merger.

Subscription gross margin remained relatively consistent in the three and six months ended July 31, 2019, as compared to the same period a year ago.
Services gross margin improved from 0% to 14% in the three months ended July 31, 2019, as compared to the same period a year ago, primarily due to an increase in services revenue by 90%, while the cost of services revenue increased by 63% as explained above.
Services gross margin improved from (2)% to 8% in the six months ended July 31, 2019, as compared to the same period a year ago, primarily due to an increase in services revenue by 93%, while the cost of services revenue increased by 73% as explained above.
Operating Expenses

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018 (As Adjusted)*	Amount	%	2019	2018 (As Adjusted)*	Amount	%
	(dollars in thousands)
Research and development	$65,742	$39,800	$25,942	65%	$129,915	$83,464	$46,451	56%
Sales and marketing	112,491	53,381	59,110	111%	231,874	115,191	116,683	101%
General and administrative	50,445	17,090	33,355	195%	96,877	33,426	63,451	190%
Total operating expenses	$228,678	$110,271	$118,407	107%	$458,666	$232,081	$226,585	98%
Operating expenses, as a percentage of total revenue:
Research and development	33%	35%			34%	39%
Sales and marketing	57%	47%			60%	53%
General and administrative	26%	15%			25%	15%
Total operating expenses	116%	97%			119%	107%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Research and Development
The increase in research and development expenses for the three months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $10.1 million in stock‑based compensation expense, an increase of $10.1 million employee‑related costs including salaries, benefits and travel costs related to higher employee headcount and an increase in allocated shared costs of $1.8 million related to the growth in our business driven by the Hortonworks merger.
The increase in research and development expenses for the six months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $18.1 million in stock‑based compensation expense, an increase of $17.8 million employee‑related costs including salaries, benefits and travel costs related to higher employee headcount and an increase in allocated shared costs of $3.0 million related to the growth in our business driven by the Hortonworks merger.
Sales and Marketing
The increase in sales and marketing expenses for the three months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $21.3 million employee‑related costs including salaries, benefits and travel costs, an increase of $17.2 million in intangible amortization, an increase of $12.7 million in stock‑based compensation expense and an increase of $1.6 million in allocated shared costs related to the growth in our business driven by the Hortonworks merger.
The increase in sales and marketing expenses for the six months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $48.1 million employee‑related costs including salaries, benefits and travel costs, an increase of $34.4 million in intangible amortization, an increase of $20.0 million in stock‑based compensation expense and an increase of $2.5 million in allocated shared costs related to the growth in our business driven by the Hortonworks merger.
General and Administrative
The increase in general and administrative expenses for the three months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $15.3 million in stock-based compensation expense which included $13.9 million related to the departure of our CEO in the second quarter of fiscal 2020. The remaining increase is related to an increase in employee headcount from the Hortonworks merger, an increase of approximately $7.5 million in merger related consulting services, an increase of $7.9 million in employee‑related costs including salaries, benefits and travel costs and an increase in allocated shared costs of $1.0 million related to the growth in our business driven by the Hortonworks merger.
The increase in general and administrative expenses for the six months ended July 31, 2019, as compared to the same period a year ago, was primarily due to an increase of $20.5 million in stock-based compensation expense which included $13.9 million related to the departure of our CEO in the second quarter of fiscal 2020. The remaining increase is related to an increase in employee headcount from the Hortonworks merger, an increase of $19.3 million in employee‑related costs including salaries, benefits and travel costs, an increase of approximately $15.5 million in merger related consulting services and an increase in allocated shared costs of $2.0 million related to the growth in our business driven by the Hortonworks merger.
Interest Income, net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Interest income, net	$3,156	$2,173	$983	45%	$6,447	$3,980	$2,467	62%
Interest income for the three and six months ended July 31, 2019, as compared to the same period a year ago, increased due to higher investments in marketable securities and an increase in interest rates on the securities purchased.

Other Income (Expense), net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$104	$(907)	$1,011	111%	$337	$(2,028)	$2,365	117%
Other income (expense), net increased primarily due to foreign exchange gains during the three and six months ended July 31, 2019 as compared to losses in the same period a year ago.
Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Provision for income taxes	$(1,206)	$(791)	$(415)	52%	$(4,107)	$(2,097)	$(2,010)	96%
The provision for income taxes increased in the three and six months ended July 31, 2019, as compared to the same period a year ago, primarily due to the inclusion of legacy Hortonworks foreign income taxes on foreign earnings and withholding taxes on international sales.
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
Liquidity and Capital Resources
As of July 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $505.3 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, certificates of deposit and reverse repurchase agreements. Our marketable securities are comprised of asset‑backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit, U.S. treasury securities and foreign government obligations. To date, our principal sources of liquidity have been from the net proceeds we received in May 2017 through the sale of our common stock in our IPO, private sales of equity securities and cash generated from operations. Further, we acquired $49.0 million of cash, cash equivalents and marketable securities as a result of the Hortonworks merger.
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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2019	2018
	(in thousands)
Cash (used in) provided by operating activities	$(21,520)	$810
Cash (used in) provided by investing activities	(41,158)	3,158
Cash (used in) provided by financing activities	(6,425)	6,942
Effect of exchange rate changes	(1,509)	(1,215)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70,612)	$9,695
Cash (Used in) Provided by Operating Activities
During the six months ended July 31, 2019, cash used in operating activities was $21.5 million which was due to a net loss of $190.2 million offset by non‑cash adjustments of $199.4 million and a decrease from net change in operating assets and liabilities of $30.8 million. Non‑cash adjustments primarily consisted of $110.6 million of stock‑based compensation, $69.1 million of depreciation and amortization expense and $21.0 million of amortization of deferred costs. The net change in operating assets and liabilities was due to a decrease in accounts receivable of $80.7 million due to the timing of invoicing compared to the receipt of cash from customers, offset by a decrease in deferred revenue of $50.1 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, an increase of $21.8 million of deferred cost due to the difference in timing of payment of costs and recognition of costs, an increase of $3.2 million of prepaid expenses and other assets, a decrease in other contract liabilities of $9.5 million, a decrease in accrued compensation of $6.1 million due to the timing of bonus and incentive-based compensation payments and a net decrease in accounts payable and accrued expenses and other liabilities of $20.0 million due to the timing of payments to vendors.
During the six months ended July 31, 2018, cash provided by operating activities was $0.8 million, which was due to a net loss of $81.3 million offset by non‑cash adjustments of $64.5 million and an increase from net change in operating assets and liabilities of $17.6 million. Non‑cash adjustments primarily consisted of $45.8 million of stock‑based compensation, $13.8 million in amortization of deferred costs and $5.1 million of depreciation and amortization expense. The net change in operating assets and liabilities was due to a decrease in accounts receivable of $34.2 million due to the timing of invoicing compared to the receipt of cash from customers, a decrease in prepaid expenses and other assets of $12.3 million, a decrease in contract assets of $2.9 million, an increase in accrued expense and other liabilities of $3.6 million, offset by a decrease of deferred revenue of $13.3 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, a decrease in accrued compensation of $9.4 million due to the timing of bonus and incentive-based compensation payments and an increase in deferred costs of $13.6 million due to the difference in timing of payment of costs and recognition of costs.
Cash (Used in) Provided by Investing Activities
During the six months ended July 31, 2019, cash used in investing activities was $41.2 million which was due to purchases of marketable securities and other investments of $311.2 million and capital expenditures for the purchase of property and equipment of $4.7 million, offset by sales and maturities of marketable securities of $274.8 million.
During the six months ended July 31, 2018, cash provided by investing activities was $3.2 million which was primarily due to sales and maturities of marketable securities of $263.2 million, offset by purchases of marketable securities and other investments of $252.4 million and capital expenditures for the purchase of property and equipment of $7.7 million.

Cash (Used in) Provided by Financing Activities
During the six months ended July 31, 2019, cash used in financing activities was $6.4 million which was due to taxes paid related to the net share settlement of RSUs of $15.6 million, offset by $9.2 million of proceeds from the exercise of stock options and ESPP withholding.
During the six months ended July 31, 2018, cash provided by financing activities was $6.9 million which was due to proceeds from the exercise of stock options and ESPP withholdings of $11.3 million, offset by shares withheld related to the net settlement of RSUs of $4.4 million.
Off‑Balance Sheet Arrangements
We have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2019. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a table of our minimum lease payments as of July 31, 2019.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $505.3 million as of July 31, 2019 and $537.2 million as of January 31, 2019, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, certificates of deposit and reverse repurchase agreements. Our marketable securities are comprised of asset‑backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit, U.S. treasury securities and foreign government obligations. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $4.2 million as of July 31, 2019.
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
For the six months ended July 31, 2019, approximately 20% of our revenue and approximately 13% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the six months ended July 31, 2019, we recorded foreign exchange transaction loss of less than $1.0 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates could have a $1.2 million impact on our financial results.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 7, 2019, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Christie v. Cloudera, Inc., et al., Case No. 5:19-cv-3221-LHK.  The complaint names as defendants Cloudera, its former Chief Executive Officer, its Chief Financial Officer and a former officer and director. The action purports to assert claims on behalf of Cloudera stockholders under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5.  The complaint alleges that defendants made false and misleading statements that artificially inflated the price of Cloudera stock between April 28, 2017 and June 5, 2019.  Two substantially similar class action complaints, entitled Zarantonello v. Cloudera, Inc., et al., Case No. 3:19-cv-4007-MMC, and Dvornic v. Cloudera, Inc., et al., Case No. 3:19-cv-4310-SI, were subsequently filed against the same defendants in the same court.  The suits seek, among other things, an award of damages and attorneys’ fees and costs. Cloudera believes that the allegations in the lawsuits are without merit.
On July 30, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Lee, et al. v. Cole, et al., Case No. 1:19-cv-01422-MN. The complaint names as defendants eleven individuals who are current or former directors or officers of the Company, and names the Company as a nominal defendant.  The action purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, and alleged violation of Section 10(b) of the

Securities Exchange Act of 1934. On September 3, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, entitled Chen v. Reilly, et al., Case No. 3:19-cv-05536.  That complaint names as defendants thirteen individuals who are current or former directors or officers of the Company, and names the Company as a nominal defendant.  That action purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged violation of Section 14(a) of the Securities Exchange Act of 1934.  Both derivative actions are based on allegations that are substantially similar to those in the class actions described above.
On June 7, 2019, a purported class action complaint was filed in the Superior Court of California, County of Santa Clara, entitled Lazard v. Cloudera, Inc., et al., Case No. 19CV348674.  The complaint names as defendants Cloudera, thirteen individuals who are current or former directors or officers of the Company, and Intel Corporation.  The complaint alleges that the registration statement contained untrue statements of material fact and omitted material facts.  Two substantially similar suits, entitled Franchi v. Cloudera, Inc., et al., Case No. 19CV348790, and Cannizzo v. Cloudera, Inc., et al., Case No. 19CV348974, were subsequently filed in the same court.  The suits have been consolidated under the name In re Cloudera, Inc. Securities Litigation, and plaintiffs in the consolidated action purport to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks.  Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. Cloudera believes that the allegations in the lawsuits are without merit.
Future litigation may be necessary to defend ourselves, or our customers or partners on indemnity matters, by determining the scope, enforceability and validity of third‑party proprietary rights or by establishing our proprietary rights. Further, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. While we are not aware of other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our business, consolidated financial position, results of operations or cash flows, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.
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
We have incurred net losses since our founding in 2008, including net losses of $190.2 million and $192.6 million, for the six months ended July 31, 2019 and the year ended January 31, 2019, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.3 billion as of July 31, 2019. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components, and continue to develop our platform. In addition, as a result of the Hortonworks merger, we have incurred substantial transaction costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the integration of the Hortonworks’ platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Acquisitions, including the recently completed merger with Hortonworks, involve many risks, including the following:

•	an acquisition may negatively impact our results of operations because it:

–	may require us to incur charges, including integration and restructuring costs, both one‑time and ongoing, as well as substantial debt or liabilities, including unanticipated and unknown liabilities,

–	may cause adverse tax consequences, substantial depreciation or deferred compensation charges,

–	in the future may require amortization, goodwill and other intangible assets, or

–	may not generate sufficient financial returns for us to offset our acquisition costs;

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

•
the complexities associated with integrating personnel from the merged companies who are familiar with each of the respective platforms, including combining independent employee cultures which could impact morale;

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

•	performance shortfalls as a result of the diversion of management’s attention caused by integrating the companies’ operations and platforms post-merger.
In addition, events outside our control, including changes in regulations and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this merger. For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, policies and procedures, any of which could adversely affect our ability to successfully integrate the independently operated platforms, to achieve the anticipated benefits of the merger, or could otherwise materially and adversely affect our business and financial results.
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
Important components of our platform have been provided under the Apache License, Version 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of our platform may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our solutions. In addition, at some time in the future it is possible that important components of the open source projects in our platform may be distributed under a different license or the Apache License, Version 2.0, which governs Hadoop, Spark and other current elements of our platform, may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license.
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
Our future success depends, in part, on our ability to continue to attract, integrate and retain qualified and highly skilled personnel. In particular, we are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform and are also highly dependent on the contributions of our executive team. The loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue, disrupt our relationships with our employees, customers and vendors, and impair our ability to compete. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, execution and future performance. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at‑will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition and operating results could be harmed.
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
We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our managerial, administrative, operational, financial and other resources. For example, our employee headcount after our merger with Hortonworks increased from approximately 1,600 employees as of January 31, 2018 to approximately 2,900 employees as of January 31, 2019, of which approximately 1,350 employees are from our merger with Hortonworks. This growth has placed, and any future growth will place, significant demands on our management and our operational and financial infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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
In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and will also have to comply with any new or revised financial accounting standards applicable to public companies without an extended transition period. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements. Failure to comply with these requirements could also subject us to enforcement actions by the SEC, further increase costs and divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC as we are no longer an “emerging growth company.”
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
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act (the Tax Act) could materially affect our tax obligations and effective tax rate. The Tax Act was enacted on December 22, 2017, and significantly changes how the U.S. imposes income tax on multinational corporations. The U.S. Department of

Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and affect our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced.
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
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $4.89 to $23.35, through August 30, 2019. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Stockholders have, from time to time, instituted securities class action litigation following periods of market volatility. For example, after we announced earnings for the quarter ended April 30, 2019, our stock price dropped and several securities litigation lawsuits were initiated. The current securities litigation cases, as well as any future securities litigation that we may become involved in, could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations and cash flows.
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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 40.2% of our outstanding common stock, based on the number shares outstanding as of August 30, 2019. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to influence or control the governance, management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
The Icahn Group holds approximately 19.6% our outstanding common stock, based on the number of shares outstanding as of August 30, 2019. Intel holds approximately 9.3% of our outstanding common stock, based on the number of shares outstanding as of August 30, 2019. As such, the Icahn Group and Intel could have considerable influence over matters such as approving a potential acquisition of us. The Icahn Group and Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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

•
the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our chief executive officer, our lead director, if any, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.01	Share Acquisition and Restriction Agreement, dated July 31, 2019, between Thomas J. Reilly and Cloudera, Inc.					X
10.02	Amendment to Employment Offer Letter, dated July 31, 2019, from Cloudera, Inc. to Arun C. Murthy					X
10.03	Offer of Employment Letter of Interim Chief Executive Officer, effective as of July 31, 2019					X
31.01	Certification of Martin Cole, Interim Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Martin Cole, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS
The following financial information from Cloudera Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit), and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

CLOUDERA, INC.

September 4, 2019	By:	/s/ Martin Cole
Martin Cole
Interim Chief Executive Officer and Director
(Principal Executive Officer)

September 4, 2019	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)