Form 10-Q
period 2019-10-31
Cloudera, Inc.
filed 2019-12-06
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of November 27, 2019, there were 287,151,499 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

-

	October 31, 2019	January 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,203	$158,672
Marketable securities, current	292,812	322,005
Accounts receivable, net	162,454	242,980
Contract assets	5,522	4,824
Deferred costs	42,987	32,100
Prepaid expenses and other current assets	28,968	38,281
Total current assets	645,946	798,862
Property and equipment, net	24,524	27,619
Marketable securities, non-current	92,867	56,541
Intangible assets, net	625,137	679,326
Goodwill	590,361	586,456
Deferred costs, non-current	29,648	36,913
Restricted cash	3,352	3,367
Operating lease right-of-use assets	209,920	—
Other assets	11,160	7,559
TOTAL ASSETS	$2,232,915	$2,196,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,204	$8,185
Accrued compensation	58,552	53,590
Other contract liabilities, current	7,732	17,177
Other accrued liabilities	25,581	24,548
Operating lease liabilities, current	28,915	—
Deferred revenue, current	364,442	390,965
Total current liabilities	497,426	494,465
Operating lease liabilities, non-current	197,776	—
Deferred revenue, non-current	80,729	116,604
Other contract liabilities, non-current	931	1,296
Other liabilities	7,192	22,209
TOTAL LIABILITIES	784,054	634,574
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding as of October 31, 2019 and January 31, 2019	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized as of October 31, 2019 and January 31, 2019; 287,117,539 and 268,818,627 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	14	13
Additional paid-in capital	2,869,406	2,711,340
Accumulated other comprehensive income (loss)	978	(42)
Accumulated deficit	(1,421,537)	(1,149,242)
TOTAL STOCKHOLDERS’ EQUITY	1,448,861	1,562,069
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,232,915	$2,196,643

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Revenue:
Subscription	$166,932	$100,757	$485,872	$283,318
Services	31,360	18,231	96,599	52,108
Total revenue	198,292	118,988	582,471	335,426
Cost of revenue:(1) (2)
Subscription	30,224	13,996	88,636	44,764
Services	27,404	15,980	87,355	50,695
Total cost of revenue	57,628	29,976	175,991	95,459
Gross profit	140,664	89,012	406,480	239,967
Operating expenses:(1) (2)
Research and development	66,657	37,563	196,572	121,027
Sales and marketing	117,783	55,055	349,657	170,246
General and administrative	38,691	22,067	135,568	55,493
Total operating expenses	223,131	114,685	681,797	346,766
Loss from operations	(82,467)	(25,673)	(275,317)	(106,799)
Interest income, net	2,756	2,440	9,203	6,420
Other income (expense), net	(46)	(1,126)	291	(3,154)
Loss before provision for income taxes	(79,757)	(24,359)	(265,823)	(103,533)
Provision for income taxes	(2,365)	(1,498)	(6,472)	(3,595)
Net loss	$(82,122)	$(25,857)	$(272,295)	$(107,128)
Net loss per share, basic and diluted	$(0.29)	$(0.17)	$(0.98)	$(0.72)
Weighted-average shares used in computing net loss per share, basic and diluted	283,267	152,245	277,260	149,507
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

(1)	Amounts include stock‑based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

Cost of revenue – subscription	$4,306	$2,016	$12,314	$7,060
Cost of revenue – services	4,620	2,290	13,076	7,540
Research and development	19,697	7,805	55,991	26,002
Sales and marketing	17,400	5,504	46,199	14,281
General and administrative	8,191	4,275	37,238	12,848

(2)	Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue – subscription	$2,761	$622	$8,358	$1,866
Sales and marketing	17,264	35	51,764	105

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Net loss	$(82,122)	$(25,857)	$(272,295)	$(107,128)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	473	(100)	(157)	(449)
Unrealized gain on investments	375	48	1,177	208
Total other comprehensive income (loss), net of tax	848	(52)	1,020	(241)
Comprehensive loss	$(81,274)	$(25,909)	$(271,275)	$(107,369)
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2019	2018 (As Adjusted)*

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(272,295)	$(107,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,020	7,759
Stock-based compensation expense	164,818	67,731
Accretion and amortization of marketable securities	(2,362)	(661)
Amortization of deferred costs	33,579	21,794
Loss (gain) on disposal of fixed assets	459	(22)
Changes in assets and liabilities:
Accounts receivable	78,952	38,161
Contract assets	(698)	2,821
Prepaid expenses and other assets	(3,056)	8,348
Deferred costs	(37,200)	(21,419)
Accounts payable	4,193	561
Accrued compensation	(2,323)	(7,034)
Accrued expenses and other liabilities	(22,994)	4,210
Other contract liabilities	(9,810)	(108)
Deferred revenue	(61,693)	(20,987)
Net cash used in operating activities	(27,410)	(5,974)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(392,497)	(368,914)
Proceeds from sale of marketable securities and other investments	56,741	36,009
Maturities of marketable securities and other investments	331,630	346,203
Cash used in business combinations, net of cash acquired	(4,500)	—
Capital expenditures	(6,488)	(9,291)
Net cash (used in) provided by investing activities	(15,114)	4,007
CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to net share settlement of restricted stock units	(21,085)	(8,482)
Proceeds from employee stock plans	19,633	18,760
Net cash (used in) provided by financing activities	(1,452)	10,278
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,508)	(1,626)
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,484)	6,685
Cash, cash equivalents and restricted cash — Beginning of period	162,039	61,299
Cash, cash equivalents and restricted cash — End of period	$116,555	$67,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$5,607	$3,069
Cash paid for operating lease liabilities	$27,898	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in accounts payable and other accrued liabilities	$138	$202
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,741	$—
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	279,594,721	$14	$2,814,767	$130	$(1,339,415)	$1,475,496
Shares issued under employee stock plans	1,845,237	—	5,856	—	—	5,856
Vested restricted stock units converted into shares	6,377,738	—	—	—	—	—
Stock-based compensation expense	—	—	54,214	—	—	54,214
Shares withheld related to net settlement of restricted stock units	(700,157)	—	(5,431)	—	—	(5,431)
Unrealized gain on investments	—	—	—	375	—	375
Foreign currency translation adjustment	—	—	—	473	—	473
Net loss	—	—	—	—	(82,122)	(82,122)
Balance as of October 31, 2019	287,117,539	$14	$2,869,406	$978	$(1,421,537)	$1,448,861

	Three Months Ended October 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	150,997,502	$8	$1,438,493	$(1,021)	$(1,037,864)	$399,616
Shares issued under employee stock plans	802,834	—	4,081	—	—	4,081
Vested restricted stock units converted into shares	1,863,681	—	—	—	—	—
Stock-based compensation expense	—	—	21,890	—	—	21,890
Shares withheld related to net settlement of restricted stock units	(220,431)	—	(4,094)	—	—	(4,094)
Unrealized gain on investments	—	—	—	48	—	48
Foreign currency translation adjustment	—	—	—	(100)	—	(100)
Net loss (As Adjusted)*	—	—	—	—	(25,857)	(25,857)
Balance as of October 31, 2018	153,443,586	$8	$1,460,370	$(1,073)	$(1,063,721)	$395,584
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2019	268,818,627	$13	$2,711,340	$(42)	$(1,149,242)	$1,562,069
Shares issued under employee stock plans	3,776,455	1	10,743	—	—	10,744
Vested restricted stock units converted into shares	16,558,127	—	—	—	—	—
Shares issued under employee stock purchase plan and other	734,637	—	3,590	—	—	3,590
Stock-based compensation expense	—	—	164,818	—	—	164,818
Shares withheld related to net settlement of restricted stock units	(2,770,307)	—	(21,085)	—	—	(21,085)
Unrealized gain on investments	—	—	—	1,177	—	1,177
Foreign currency translation adjustment	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(272,295)	(272,295)
Balance as of October 31, 2019	287,117,539	$14	$2,869,406	$978	$(1,421,537)	$1,448,861

	Nine Months Ended October 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2018	145,327,001	$7	$1,385,592	$(832)	$(956,593)	$428,174
Shares issued under employee stock plans	2,269,841	—	9,312	—	—	9,312
Vested restricted stock units converted into shares	5,862,431	1	—	—	—	1
Shares issued under employee stock purchase plan	472,513	—	6,217	—	—	6,217
Stock-based compensation expense	—	—	67,731	—	—	67,731
Shares withheld related to net settlement of restricted stock units	(488,200)	—	(8,482)	—	—	(8,482)
Unrealized gain on investments	—	—	—	208	—	208
Foreign currency translation adjustment	—	—	—	(449)	—	(449)
Net loss (As Adjusted)*	—	—	—	—	(107,128)	(107,128)
Balance as of October 31, 2018	153,443,586	$8	$1,460,370	$(1,073)	$(1,063,721)	$395,584
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
During the year ended January 31, 2019, we adopted Accounting Standards Update (ASU) No.2014-09, Revenue from Contracts with Customers (Topic 606). The condensed consolidated financial data for the three and nine months ended October 31, 2019 and 2018 and as of October 31, 2019 and January 31, 2019 reflects the impact of the full retrospective adoption of this standard, including previously reported amounts, which are labeled “as adjusted.” See Note 2 for additional details.
As of October 31, 2019 and January 31, 2019, we had an accumulated deficit of $1.4 billion and $1.1 billion, respectively. We have funded our operations primarily with the net proceeds we received in May 2017 through the sale of our common stock in our initial public offering (IPO), private sales of equity securities, proceeds from the sale of our subscriptions and services and cash generated from operations. Management believes that currently available resources will be sufficient to fund our cash requirements for at least the next twelve months.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries, which are located in various countries, including the United States, Australia, China, India, Germany, Ireland, The Netherlands, Singapore, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated balance sheet as of January 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2019 are not necessarily indicative of results to be expected for the full year ending January 31, 2020 or for any other interim period or for any other future year.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2019, filed with the SEC on March 29, 2019.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, stock‑based compensation expense, bonus attainment, self‑insurance costs incurred, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the evaluation for impairment of intangible assets and goodwill, the fair value of our common stock prior to our IPO, estimated period of benefit for deferred contract costs, estimates related to our revenue recognition, such as the assessment of elements in a multi‑element arrangement and the fair value assigned to each element, contingencies, and the incremental borrowing rate used in discounting of our lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Segments
We operate as two operating segments – subscription and services. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our Interim Chief Executive Officer, in deciding how to allocate resources and assess performance.
In January 2019, we completed our merger with Hortonworks. The combined company operates under the Cloudera name. We have integrated Hortonworks into our ongoing business operations and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Our results of operations for the three and nine months ended October 31, 2019 reflect the results of operations of the combined entity.
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
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of October 31,
	2019	2018
Cash and cash equivalents	$113,203	$64,632
Restricted cash	3,352	3,352
Cash, cash equivalents and restricted cash	$116,555	$67,984

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
Our trade receivables are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the receivable portfolio determined on the basis of the age of the receivable balance, historical experience, credit quality of the customer and current economic conditions. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success.
As of October 31, 2019 and January 31, 2019, no single customer represented more than 10% of accounts receivable. For each of the three and nine months ended October 31, 2019 and 2018, no single customer accounted for 10% or more of revenue.
Recently Adopted Accounting Standards
In June 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-07, Compensation-Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), which substantially aligns accounting for share-based payments to employees and non-employees. Under the standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. We adopted ASU 2018-07 as of February 1, 2019 and the standard did not have a material impact on our condensed consolidated financial statements for the three and nine months ended October 31, 2019.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act) to retained earnings. We adopted ASU 2018-02 as of February 1, 2019. We do not have tax effects stranded or otherwise in other comprehensive income, as such the standard did not have an impact on our condensed consolidated financial statements for the three and nine months ended October 31, 2019.
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
Select line items from the condensed consolidated statement of operations for the three and nine months ended October 31, 2018 reflecting the adoption of the new revenue standard are as follows (in thousands, except per share data):

	Three Months Ended October 31, 2018			Nine Months Ended October 31, 2018
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$99,698	$1,059	$100,757	$278,720	$4,598	$283,318
Services	18,485	(254)	18,231	52,508	(400)	52,108
Operating expenses:
Sales and marketing	54,927	128	55,055	169,870	376	170,246
Net loss	(26,534)	677	(25,857)	(110,950)	3,822	(107,128)
Net loss per share of common stock, basic and diluted	$(0.17)	$—	$(0.17)	$(0.74)	$0.02	$(0.72)
Select line items from the condensed consolidated statements of cash flows for the nine months ended October 31, 2018 reflecting the adoption of the new revenue standard are as follows (in thousands):

	Nine months ended October 31, 2018
	As Previously Reported	Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,950)	$3,822	$(107,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	—	21,794	21,794
Changes in assets and liabilities:
Accounts receivable, net	38,310	(149)	38,161
Contract assets	—	2,821	2,821
Deferred costs	—	(21,419)	(21,419)
Accrued expenses and other liabilities	4,102	108	4,210
Other contract liabilities	—	(108)	(108)
Deferred revenue	(14,118)	(6,869)	(20,987)
Net cash used in operating activities	(5,974)	—	(5,974)

See Note 3 and Note 8 to our condensed consolidated financial statements for additional information on the new revenue standard and the adoption of Topic 842.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss model in place of the currently used incurred loss method. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. For trade receivables, loans, and other financial instruments, an entity will be required to use a forward-looking expected loss model to recognize credit losses that are probable. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to eliminate inconsistencies and provide clarifications to the transition requirements of ASU No. 2016-13. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt this standard on February 1, 2020. We are currently in the process of evaluating the impact ASU 2016-13 will have on our consolidated financial statements. The effect on our condensed consolidated financial statements will largely depend on the composition and credit quality of our investment portfolio and trade receivables as well as the economic conditions at the time of adoption.
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
3. Revenue from Contracts with Customers
The following table reflects our contract liabilities balances (in thousands):

	October 31, 2019	January 31, 2019
Deferred revenue, current	$364,442	$390,965
Other contract liabilities, current	7,732	17,177
Deferred revenue, non-current	80,729	116,604
Other contract liabilities, non-current	931	1,296
Total contract liabilities	$453,834	$526,042
Significant changes in the contract assets and the contract liabilities balances during the periods are as follows (in thousands):

	Contract Assets	Contract Liabilities
January 31, 2019	$4,824	$526,042
Amount transferred to receivables from contract assets	(4,041)	—
Additions to contract assets	4,572	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(143,778)
Increases due to invoicing prior to satisfaction of performance obligations	—	104,075
April 30, 2019	5,355	486,339
Amount transferred to receivables from contract assets	(4,091)	—
Additions to contract assets	4,305	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(144,776)
Increases due to invoicing prior to satisfaction of performance obligations	—	122,357
July 31, 2019	5,569	463,920
Amount transferred to receivables from contract assets	(3,232)	—
Additions to contract assets	3,185	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(147,270)
Increases due to invoicing prior to satisfaction of performance obligations	—	137,184
October 31, 2019	$5,522	$453,834

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
During the three and nine months ended October 31, 2019, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material.

As of October 31, 2019, approximately $685.7 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $481.4 million over the next 12 months and approximately $204.3 million thereafter.

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

The $1.2 billion fair value consideration transferred was determined based on $10.37 per share, the closing price of our stock on the closing date of the merger with Hortonworks (the Closing Date), for all shares of Hortonworks common stock outstanding immediately prior to the Closing Date. The fair value of the post share conversion of 4.1 million stock options, 0.9 million of performance restricted stock units and 9.0 million restricted stock units assumed was determined using the Black-Scholes option pricing model for stock option awards and observable market price of our common stock for valuation of performance and restricted stock units. The share conversion ratio of 1.305 was applied to convert Hortonworks’ outstanding equity awards for Hortonworks’ common stock into equity awards for shares of our common stock. The total fair value of the stock-based awards is $63.5 million, which will be recognized as stock-based compensation expense over a weighted-average period of 1.5 years from the date of acquisition. Additionally, we recognized $13.1 million of additional stock-based compensation expense during the year ended January 31, 2019 due to the acceleration and modification of certain stock awards assumed as part of the merger with Hortonworks.
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

The fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, are preliminary and may be subject to change as additional information is received and certain tax returns are finalized. We will finalize the valuation in the fourth quarter of this fiscal year.
The $552.8 million excess of purchase consideration over the fair value of total net assets acquired and liabilities assumed was recorded as goodwill. Goodwill of $525.2 million and $27.6 million has been allocated to our subscription and services segments, respectively, based on the forecasted post-merger financial results of the subscription and services segments.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the Closing Date:

	Fair Value	Estimated Remaining Useful Life
	(in thousands)	(in years)
Unbilled contracts	$18,300	2
Customer relationships	661,600	10
Trade names	2,700	1
Total identifiable intangible assets	$682,600

Unbilled contracts represent the fair value of Hortonworks’ customer contracts that have yet to be billed at the Closing Date. Customer relationships represent the fair value of the underlying relationships with Hortonworks’ customers. Trade names represent Hortonworks’ trademarks, which consumers associate with the source and quality of Hortonworks’ products and services. The estimated fair values of the identifiable intangible assets acquired were determined based on a combination of the income and market approaches to measure the fair value of unbilled contracts, customer relationships and trade names. The fair value of unbilled contracts and customer relationships was measured based on the income approach, specifically the multi-period excess earnings method. The fair value of the trade names was determined using the relief-from-royalty method. The estimated remaining useful life of the customer relationships intangible asset is approximately 10 years, which approximates the mean and median of a benchmarking dataset from similar mergers or acquisitions over the last 7 years, focusing on transactions where customer relationships is the primary asset of the transaction. The estimated remaining useful life of unbilled contracts is based on the period over which the support and services are expected to be rendered and the estimated remaining useful life of trade names is based on our expected time frame to phase out the Hortonworks trade names.
The goodwill balance of $552.8 million is attributable to the expansion of our product offerings and expected synergies of the combined workforce, products and technologies with Hortonworks. The goodwill balance is not deductible for U.S. income tax purposes.

5. Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of October 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$36,930	$—	$—	$36,930
Marketable securities:
Asset-backed securities	70,417	165	(3)	70,579
Corporate notes and obligations	196,716	935	(1)	197,650
Commercial paper	57,493	12	—	57,505
Municipal securities	4,999	—	—	4,999
Certificates of deposit	17,894	29	—	17,923
U.S. treasury securities	36,981	40	—	37,021
Total cash equivalents and marketable securities	$421,430	$1,181	$(4)	$422,607

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$29,966	$—	$—	$29,966
Commercial paper	9,157	1	—	9,158
Certificates of deposit	3,999	1	—	4,000
Reverse repurchase agreements	5,000	—	—	5,000
Marketable securities:
Asset-backed securities	63,626	16	(57)	63,585
Corporate notes and obligations	140,710	136	(111)	140,735
Commercial paper	101,712	9	(1)	101,720
Certificates of deposit	46,551	21	(1)	46,571
U.S. treasury securities	21,949	—	(14)	21,935
Foreign government obligations	4,000	—	—	4,000
Total cash equivalents and marketable securities	$426,670	$184	$(184)	$426,670

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	October 31, 2019		January 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$331,696	$332,293	$380,461	$380,335
Due after one year through five years	89,734	90,314	46,209	46,335
Total investments in marketable securities	$421,430	$422,607	$426,670	$426,670

The unrealized loss for each of these fixed rate marketable securities was not material as of October 31, 2019 and January 31, 2019. We do not believe any of the unrealized losses represent an other‑than‑temporary impairment based on our evaluation of available evidence as of October 31, 2019 and January 31, 2019. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three and nine months ended October 31, 2019 and 2018.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the three and nine months ended October 31, 2019 and 2018.
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

The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of October 31, 2019 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$36,930	$—	$36,930
Marketable securities:
Asset-backed securities	—	70,579	70,579
Corporate notes and obligations	—	197,650	197,650
Commercial paper	—	57,505	57,505
Municipal securities	—	4,999	4,999
Certificates of deposit	—	17,923	17,923
U.S. treasury securities	—	37,021	37,021
Total financial assets	$36,930	$385,677	$422,607

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
During the nine months ended October 31, 2019 and the year ended January 31, 2019, there were no transfers between Level 1 or Level 2 investments.
7. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	October 31, 2019	January 31, 2019
Computer equipment and software	$22,552	$18,259
Office furniture and equipment	12,693	11,907
Leasehold improvements	24,738	24,316
Property and equipment, gross	59,983	54,482
Less: accumulated depreciation and amortization	(35,459)	(26,863)
Property and equipment, net	$24,524	$27,619

Depreciation expense was $2.9 million and $2.0 million for the three months ended October 31, 2019 and 2018, respectively, and $9.0 million and $5.8 million for the nine months ended October 31, 2019 and 2018, respectively.

Intangible Assets
Intangible assets consisted of the following as of October 31, 2019 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$17,570	$(10,754)	$6,816	0.3
Customer relationships and other acquired intangible assets	671,447	(63,801)	607,646	9.2
Unbilled contracts	18,300	(7,625)	10,675	1.2
Total	$707,317	$(82,180)	$625,137	8.9
Intangible assets consisted of the following as of January 31, 2019 (dollars in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(9,258)	$2,728	1.9
Customer relationships and other acquired intangible assets	671,097	(12,036)	659,061	9.9
Unbilled contracts	18,300	(763)	17,537	1.9
Total	$701,383	$(22,057)	$679,326	9.6

Amortization expense for intangible assets was $20.0 million and $0.7 million for the three months ended October 31, 2019 and 2018, respectively, and $60.1 million and $2.0 million for nine months ended October 31, 2019 and 2018, respectively.
The expected future amortization expense of these intangible assets as of October 31, 2019 is as follows (in thousands):

Remaining three months of fiscal 2020	$19,902
fiscal 2021	76,696
fiscal 2022	67,828
fiscal 2023	67,445
fiscal 2024	67,328
fiscal 2025 and thereafter	325,938
Total amortization expense	$625,137

Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	October 31, 2019	January 31, 2019
Accrued salaries, benefits and commissions	$17,849	$20,563
Accrued bonuses	17,484	14,832
Accrued compensation-related taxes	13,053	11,797
Employee stock purchase plan withholdings	7,200	1,902
Other	2,966	4,496
Total accrued compensation	$58,552	$53,590
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of
	October 31, 2019	January 31, 2019
Accrued professional costs	$8,816	$6,500
Accrued taxes	4,627	3,731
Accrued travel	2,288	2,751
Other	9,850	11,566
Total other accrued liabilities	$25,581	$24,548

Other includes amounts owed to third‑party vendors that provide marketing, corporate event planning, cloud‑computing services, self-insurance costs and customer deposits.
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

Components of lease expense are summarized as follows (in thousands):

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Operating lease cost	$10,999	$33,897
Short-term lease cost	600	1,799
Sublease income	(3,893)	(11,816)
Net lease cost	$7,706	$23,880

Lease term and discount rate information are summarized as follows:

As of October 31, 2019
Weighted Average Remaining Lease Term (years)	7.1
Weighted Average Discount Rate	6.0%

Maturities of lease liabilities as of October 31, 2019 are as follows (in thousands):

Minimum Lease Payments, Gross
Remaining three months of fiscal 2020	$8,167
fiscal 2021	43,825
fiscal 2022	39,027
fiscal 2023	35,291
fiscal 2024	35,906
fiscal 2025 and thereafter	117,293
Total lease payments	$279,509
Less imputed interest	(52,818)
Present value of lease liabilities	$226,691

We expect to receive $35.4 million of sublease rental proceeds in the next five years as of October 31, 2019.
9. Commitments and Contingencies
Letters of Credit
As of October 31, 2019 and January 31, 2019, we had a total of $19.8 million and 20.0 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
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
The number of shares reserved for issuance under our 2017 Plan increases automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2019, 13,440,931 additional shares were authorized for issuance by the board of directors. As of October 31, 2019, there were 73,741,909 shares of common stock reserved and available for future issuance under the Stock Plans.
Stock options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of three to four years, with 25% vesting after one year and then ratably on a monthly basis for the remaining two to three years.

Stock Options
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2019	19,117,696	$5.83	4.3	$154,431
Exercised	(3,775,342)	2.85	—	—
Canceled	(839,974)	15.42	—	—
Balance — October 31, 2019	14,502,380	6.05	2.3	55,442

The total intrinsic value of stock options exercised during the nine months ended October 31, 2019 and 2018 was $21.2 million and $26.3 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to stock option exercises has been recognized.
The unamortized stock‑based compensation expense for stock options of $0.5 million as of October 31, 2019 will be recognized over the average remaining vesting period of 1.0 year.
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
The following table summarizes RSU activity and related information under the Stock Plans:

	Restricted Stock Units Outstanding
	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Balance — January 31, 2019	35,058,103	$13.25
Granted	22,311,693	7.60
Canceled	(7,481,304)	12.84
Vested and converted to shares	(16,558,127)	11.86
Balance — October 31, 2019	33,330,365	10.45

The unamortized stock‑based compensation expense for RSUs of $285.8 million as of October 31, 2019 will be recognized over the average remaining vesting period of 1.8 years.
Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). The ESPP became effective on April 27, 2017, the effective date of our IPO. Each offering period consists of a six‑month purchase period (commencing each June 21 and December 21).

We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2019, 2,688,186 additional shares were authorized for issuance by the board of directors. As of October 31, 2019, the total number shares available for grant under the ESPP was 4,666,446 shares.
As of October 31, 2019, $7.2 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation in our condensed consolidated balance sheets. See Note 7 for additional information.
11. Income Taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the nine months ended October 31, 2019, our tax provision was $6.5 million compared to $3.6 million for the same period a year ago. The increased tax provision for the nine months ended October 31, 2019 primarily relates to the inclusion of legacy Hortonworks foreign income taxes on foreign earnings and withholding taxes on international sales.
12. Related Party Transactions
Certain members of our board of directors currently serve on the board of directors or as an executive officer of certain companies that are our customers. The aggregate revenue we recognized from these customers was $2.0 million and $4.3 million for the three months ended October 31, 2019 and 2018, respectively, and $14.2 million and $14.3 million for the nine months ended October 31, 2019 and 2018, respectively. There was $2.5 million in accounts receivable due from these customers as of each of October 31, 2019 and January 31, 2019 respectively.
13. Segment Information
In January 2019, we completed our merger with Hortonworks. The combined company operates under the Cloudera name. We have integrated Hortonworks into our ongoing business operations and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Our results of operations for the three and nine months ended October 31, 2019 reflect the results of the combined entity.
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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Revenue:
Subscription	$166,932	$100,757	$485,872	$283,318
Services	31,360	18,231	96,599	52,108
Total revenue	$198,292	$118,988	$582,471	$335,426
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Contribution margin:
Subscription	$143,775	$89,399	$417,908	$247,480
Services	8,576	4,541	22,320	8,953
Total segment contribution margin	$152,351	$93,940	$440,228	$256,433

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018 (As Adjusted)*
Segment contribution margin	$152,351	$93,940	$440,228	$256,433
Amortization of acquired intangible assets	(20,025)	(657)	(60,122)	(1,971)
Stock-based compensation expense	(54,214)	(21,890)	(164,818)	(67,731)
Corporate costs, such as research and development, corporate general and administrative and other	(160,579)	(97,066)	(490,605)	(293,530)
Loss from operations	$(82,467)	$(25,673)	$(275,317)	$(106,799)

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.
Sales outside of the United States represented approximately 39% and 35% of our total revenue for the three months ended October 31, 2019 and 2018, respectively, and 38% and 34% for the nine months ended October 31, 2019 and 2018, respectively. All revenues from customers outside of the United States are attributed to individual countries on an end‑customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of October 31, 2019 and January 31, 2019, assets located outside the United States were 5% and 4% of total assets, respectively.

14.     Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Numerator:
Net loss	$(82,122)	$(25,857)	$(272,295)	$(107,128)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	283,267	152,245	277,260	149,507
Net loss per share, basic and diluted	$(0.29)	$(0.17)	$(0.98)	$(0.72)

* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for a summary of adjustments.
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti‑dilutive (in thousands):

	As of October 31,
	2019	2018
Stock options to purchase common stock	14,502	15,684
Restricted stock units	33,330	17,582
Shares issuable pursuant to the ESPP	2,620	520
Total	50,452	33,786

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
In January 2019, we completed the merger of Hortonworks, Inc. (Hortonworks), a publicly-held company headquartered in Santa Clara, California (the Hortonworks merger). The combined company operates under the Cloudera name. Our results of operations for the three and nine months ended October 31, 2019 include the results of operations of Hortonworks.
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
We have a broad customer base that spans industries and geographies. For the three and nine months ended October 31, 2019 and 2018, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data‑intensive industries. Sales outside of the United States represented approximately 39% and 35% of our total revenue for the three months ended October 31, 2019 and 2018, respectively, and 38% and 34% of our total revenue for the nine months ended October 31, 2019 and 2018, respectively.
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
Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales‑based incentives, benefits, amortization of certain acquired intangible assets from business combinations and stock‑based compensation for our sales and marketing employees. In addition, sales and marketing expenses also includes costs for advertising, promotional events, corporate communications, product marketing and other brand‑building activities and allocated shared costs (including rent and information technology). Most sales‑based incentives are capitalized and expensed over the period of benefit from the underlying contracts. We expect our sales and marketing expenses to increase in absolute dollars for the remaining quarters of fiscal 2020 as compared to the respective fiscal 2019 quarters as we continue to invest in selling and marketing activities to attract new customers and expand our relationship with existing customers, in addition to increased costs resulting from the Hortonworks merger in January 2019.
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
Results of Operations
The condensed consolidated statements of operations data for the three and nine months ended October 31, 2019 and 2018 set forth in the tables below have been updated to comply with the new standards under Topic 606, including previously reported amounts, which are labeled “as adjusted.” See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
	(in thousands)
Revenue:
Subscription	$166,932	$100,757	$485,872	$283,318
Services	31,360	18,231	96,599	52,108
Total revenue	198,292	118,988	582,471	335,426
Cost of revenue:(1) (2)
Subscription	30,224	13,996	88,636	44,764
Services	27,404	15,980	87,355	50,695
Total cost of revenue	57,628	29,976	175,991	95,459
Gross profit	140,664	89,012	406,480	239,967
Operating expenses:(1) (2)
Research and development	66,657	37,563	196,572	121,027
Sales and marketing	117,783	55,055	349,657	170,246
General and administrative	38,691	22,067	135,568	55,493
Total operating expenses	223,131	114,685	681,797	346,766
Loss from operations	(82,467)	(25,673)	(275,317)	(106,799)
Interest income, net	2,756	2,440	9,203	6,420
Other income (expense), net	(46)	(1,126)	291	(3,154)
Loss before provision for income taxes	(79,757)	(24,359)	(265,823)	(103,533)
Provision for income taxes	(2,365)	(1,498)	(6,472)	(3,595)
Net loss	$(82,122)	$(25,857)	$(272,295)	$(107,128)
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

(1)	Amounts include stock‑based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue – subscription	$4,306	$2,016	$12,314	$7,060
Cost of revenue – services	4,620	2,290	13,076	7,540
Research and development	19,697	7,805	55,991	26,002
Sales and marketing	17,400	5,504	46,199	14,281
General and administrative	8,191	4,275	37,238	12,848
Total stock-based compensation expense	$54,214	$21,890	$164,818	$67,731

(2)	Amounts include amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue – subscription	$2,761	$622	$8,358	$1,866
Sales and marketing	17,264	35	51,764	105
Total amortization of acquired intangible assets	$20,025	$657	$60,122	$1,971

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018 (As Adjusted)*	2019	2018 (As Adjusted)*
Revenue:
Subscription	84%	85%	83%	84%
Services	16	15	17	16
Total revenue	100	100	100	100
Cost of revenue(1) (2):
Subscription	15	12	15	13
Services	14	13	15	15
Total cost of revenue	29	25	30	28
Gross margin	71	75	70	72
Operating expenses(1) (2):
Research and development	34	32	34	36
Sales and marketing	59	46	60	51
General and administrative	20	19	23	17
Total operating expenses	113	97	117	104
Loss from operations	(42)	(22)	(47)	(32)
Interest income, net	1	2	2	2
Other income (expense), net	—	(1)	—	(1)
Loss before provision for income taxes	(41)	(21)	(45)	(31)
Provision for income taxes	(1)	(1)	(2)	(1)
Net loss	(42)%	(22)%	(47)%	(32)%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.

(1)	Amounts include stock‑based compensation expense as a percentage of total revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue – subscription	2%	2%	2%	2%
Cost of revenue – services	2	2	2	2
Research and development	10	7	10	8
Sales and marketing	9	5	8	4
General and administrative	4	4	6	4
Total stock-based compensation expense	27%	20%	28%	20%

(2)	Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue – subscription	1%	1%	1%	1%
Sales and marketing	9%	—	9%	—
Total amortization of acquired intangible assets	10%	1%	10%	1%
Three and Nine Months Ended October 31, 2019 and 2018
Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018 (As Adjusted)*	Amount	%	2019	2018 (As Adjusted)*	Amount	%
	(dollars in thousands)
Subscription	$166,932	$100,757	$66,175	66%	$485,872	$283,318	$202,554	71%
Services	31,360	18,231	13,129	72%	96,599	52,108	44,491	85%
Total revenue	$198,292	$118,988	$79,304	67%	$582,471	$335,426	$247,045	74%
As a percentage of total revenue:
Subscription	84%	85%			83%	84%
Services	16%	15%			17%	16%
Total revenue	100%	100%			100%	100%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
The increase in subscription revenue for the three and nine months ended October 31, 2019, as compared to the same period a year ago, was primarily attributable to the Hortonworks merger which resulted in volume driven increases in subscription sales to new customers.
The increase in services revenue for the three and nine months ended October 31, 2019, as compared to the same period a year ago, was primarily attributable to the Hortonworks merger which resulted in increases in services sales to new customers.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018 (As Adjusted)*	Amount	%	2019	2018 (As Adjusted)*	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$30,224	$13,996	$16,228	116%	$88,636	$44,764	$43,872	98%
Services	27,404	15,980	11,424	71%	87,355	50,695	36,660	72%
Total cost of revenue	$57,628	$29,976	$27,652	92%	$175,991	$95,459	$80,532	84%
Gross profit	$140,664	$89,012	$51,652	58%	$406,480	$239,967	$166,513	69%
Gross margin:
Subscription	82%	86%			82%	84%
Services	13%	12%			10%	3%
Total gross margin	71%	75%			70%	72%
Cost of revenue, as a percentage of total revenue:
Subscription	15%	12%			15%	13%
Services	14%	13%			15%	15%
Total cost of revenue	29%	25%			30%	28%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
The increase in cost of revenue for subscription for the three months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of $8.4 million in salaries and benefits, an increase of $2.3 million in stock‑based compensation expense related to growth in employee headcount, an increase of $2.1 million in amortization of intangible assets and an increase of $2.0 million in allocated shared costs.
The increase in cost of revenue for subscription for the nine months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of $22.8 million in salaries and benefits, an increase of $6.5 million in amortization of intangible assets, an increase of $5.4 million in allocated shared costs and an increase of $5.3 million in stock‑based compensation expense related to growth in employee headcount.
The increase in cost of revenue for services for the three months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of $6.2 million in salaries and benefits, an increase of $2.3 million in stock-based compensation expense related to growth in employee headcount and an increase of $2.8 million in third party contractor services required to support the added Hortonworks customer base.
The increase in cost of revenue for services for the nine months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of $22.3 million in salaries and benefits, an increase of $8.1 million in third party contractor services required to support the added Hortonworks customer base and an increase of $5.5 million in stock-based compensation expense related to growth in employee headcount.

Subscription gross margin declined in the three and nine months ended October 31, 2019, as compared to the same period a year ago. This decline is due to one-time Hortonworks merger related valuation adjustments to deferred subscription revenue obligations, as such we expect these margins to improve over the next few quarters.
Service gross margin remained relatively consistent in the three months ended October 31, 2019, as compared to the same period a year ago.
Services gross margin improved from 3% to 10% in the nine months ended October 31, 2019, as compared to the same period a year ago, primarily due to an increase in services revenue by 85%, while the cost of services revenue increased by 72% as explained above.
Operating Expenses

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018 (As Adjusted)*	Amount	%	2019	2018 (As Adjusted)*	Amount	%
	(dollars in thousands)
Research and development	$66,657	$37,563	$29,094	77%	$196,572	$121,027	$75,545	62%
Sales and marketing	117,783	55,055	62,728	114%	349,657	170,246	179,411	105%
General and administrative	38,691	22,067	16,624	75%	135,568	55,493	80,075	144%
Total operating expenses	$223,131	$114,685	$108,446	95%	$681,797	$346,766	$335,031	97%
Operating expenses, as a percentage of total revenue:
Research and development	34%	32%			34%	36%
Sales and marketing	59%	46%			60%	51%
General and administrative	20%	19%			23%	17%
Total operating expenses	113%	97%			117%	104%
* As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 to our condensed consolidated financial statements for a summary of adjustments.
Research and Development
The increase in research and development expenses for the three months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of $11.9 million in stock‑based compensation expense, an increase of $10.9 million in employee‑related costs including salaries, benefits and travel costs related to higher employee headcount and an increase in allocated shared costs of $2.1 million.
The increase in research and development expenses for the nine months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of $30.0 million in stock‑based compensation expense, an increase of $28.7 million in employee‑related costs including salaries, benefits and travel costs related to higher employee headcount and an increase in allocated shared costs of $5.1 million.

Sales and Marketing
The increase in sales and marketing expenses for the three months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of $23.3 million in employee‑related costs including salaries, benefits and travel costs, an increase of $17.2 million in intangible amortization, an increase of $11.9 million in stock‑based compensation expense, an increase of $5.9 million in marketing programs as required to support the combined company and an increase of $2.0 million in allocated shared costs.
The increase in sales and marketing expenses for the nine months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of $71.4 million in employee‑related costs including salaries, benefits and travel costs, an increase of $51.7 million in intangible amortization, an increase of $31.9 million in stock‑based compensation expense, an increase of $14.4 million in marketing programs as required to support the combined company and an increase of $4.5 million in allocated shared costs.
General and Administrative
The increase in general and administrative expenses for the three months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of approximately $8.0 million in consulting and contractor services mainly driven by merger related activities, an increase of $5.2 million in employee‑related costs including salaries, benefits and travel costs, an increase of $3.9 million in stock-based compensation expense and an increase in allocated shared costs of $1.4 million.
The increase in general and administrative expenses for the nine months ended October 31, 2019, as compared to the same period a year ago, was primarily due to the merger with Hortonworks. Specifically, there was an increase of $24.5 million in employee‑related costs including salaries, benefits and travel costs, an increase of $24.4 million in stock-based compensation expense, an increase of approximately $22.7 million in consulting and contractor services mainly driven by merger related activities and an increase in allocated shared costs of $3.4 million.
Interest Income, net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Interest income, net	$2,756	$2,440	$316	13%	$9,203	$6,420	$2,783	43%
Interest income for the three and nine months ended October 31, 2019, as compared to the same period a year ago, increased mainly due to higher investments in marketable securities.
Other Income (Expense), net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$(46)	$(1,126)	$1,080	96%	$291	$(3,154)	$3,445	109%
Other income (expense), net increased primarily due to foreign exchange gains during the three months ended October 31, 2019 and less foreign exchange losses during the nine months ended October 31, 2019 as compared to losses in the same period a year ago.
Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Provision for income taxes	$(2,365)	$(1,498)	$(867)	58%	$(6,472)	$(3,595)	$(2,877)	80%
The provision for income taxes increased in the three and nine months ended October 31, 2019, as compared to the same period a year ago, primarily due to the inclusion of legacy Hortonworks foreign income taxes on foreign earnings and withholding taxes on international sales.
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
Liquidity and Capital Resources
As of October 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $498.9 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, certificates of deposit and reverse repurchase agreements. Our marketable securities are comprised of asset‑backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit, U.S. treasury securities and foreign government obligations. To date, our principal sources of liquidity have been from the net proceeds we received in May 2017 through the sale of our common stock in our IPO, private sales of equity securities and cash generated from operations. Further, we acquired $49.0 million of cash, cash equivalents and marketable securities as a result of the Hortonworks merger.
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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(27,410)	$(5,974)
Cash (used in) provided by investing activities	(15,114)	4,007
Cash (used in) provided by financing activities	(1,452)	10,278
Effect of exchange rate changes	(1,508)	(1,626)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45,484)	$6,685
Cash Used in Operating Activities
During the nine months ended October 31, 2019, cash used in operating activities was $27.4 million which was due to a net loss of $272.3 million offset by non‑cash adjustments of $299.5 million and a decrease from net change in operating assets and liabilities of $54.6 million. Non‑cash adjustments primarily consisted of $164.8 million of stock‑based compensation, $103.0 million of depreciation and amortization expense and $33.6 million of amortization of deferred costs. The net change in operating assets and liabilities was due to a decrease in accounts receivable of $79.0 million due to the timing of invoicing compared to the receipt of cash from customers, offset by a decrease in deferred revenue of $61.7 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, an increase of $37.2 million of deferred cost due to the timing of payment of costs compared to the recognition of costs, an increase of $3.1 million of prepaid expenses and other assets, a decrease in other contract liabilities of $9.8 million, a decrease in accrued compensation of $2.3 million due to the timing of bonus and incentive-based compensation payments and a net decrease in accounts payable and accrued expenses and other liabilities of $18.8 million due to the timing of payments to vendors.
During the nine months ended October 31, 2018, cash used in operating activities was $6.0 million, which was due to a net loss of $107.1 million offset by non‑cash adjustments of $96.6 million and an increase from net change in operating assets and liabilities of $4.6 million. Non‑cash adjustments primarily consisted of $67.7 million of stock‑based compensation, $21.8 million in amortization of deferred costs and $7.8 million of depreciation and amortization expense. The net change in operating assets and liabilities was due to a decrease in accounts receivable of $38.2 million due to the timing of invoicing compared to the receipt of cash from customers, a decrease in prepaid expenses and other assets of $8.3 million, a decrease in contract assets of $2.8 million, an increase in accrued expense and other liabilities of $4.2 million, offset by a decrease of deferred revenue of $21.0 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, a decrease in accrued compensation of $7.0 million due to the timing of bonus and incentive-based compensation payments and an increase in deferred costs of $21.4 million due to the timing of payment of costs compared to the recognition of costs.
Cash (Used in) Provided by Investing Activities
During the nine months ended October 31, 2019, cash used in investing activities was $15.1 million which was due to purchases of marketable securities of $392.5 million, capital expenditures for the purchase of property and equipment of $6.5 million and cash of $4.5 million used for business combinations, offset by sales and maturities of marketable securities of $388.4 million.
During the nine months ended October 31, 2018, cash provided by investing activities was $4.0 million which was primarily due to sales and maturities of marketable securities of $382.2 million, offset by purchases of marketable securities and other investments of $368.9 million and capital expenditures for the purchase of property and equipment of $9.3 million.

Cash (Used in) Provided by Financing Activities
During the nine months ended October 31, 2019, cash used in financing activities was $1.5 million which was due to taxes paid related to the net share settlement of RSUs of $21.1 million, offset by $19.6 million of proceeds from the exercise of stock options and ESPP withholding.
During the nine months ended October 31, 2018, cash provided by financing activities was $10.3 million which was due to proceeds from the exercise of stock options and ESPP withholdings of $18.8 million, offset by shares withheld related to the net settlement of RSUs of $8.5 million.
Off‑Balance Sheet Arrangements
We have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2019. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a table of our minimum lease payments as of October 31, 2019.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $498.9 million as of October 31, 2019 and $537.2 million as of January 31, 2019, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds, commercial paper, certificates of deposit and reverse repurchase agreements. Our marketable securities are comprised of asset‑backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit, U.S. treasury securities and foreign government obligations. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $3.9 million as of October 31, 2019.
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
For the nine months ended October 31, 2019, approximately 20% of our revenue and approximately 15% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the nine months ended October 31, 2019, we recorded foreign exchange transaction loss of less than $1.0 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. A 10% increase or decrease in current exchange rates could have a $2.0 million impact on our financial results.
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
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 7, 2019, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Christie v. Cloudera, Inc., et al., Case No. 5:19-cv-3221-LHK.  The complaint names as defendants Cloudera, its former Chief Executive Officer, its Chief Financial Officer and a former officer and director. The action purports to assert claims on behalf of Cloudera stockholders under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5.  The complaint alleges that defendants made false and misleading statements that artificially inflated the price of Cloudera stock between April 28, 2017 and June 5, 2019.  Two substantially similar class action complaints, entitled Zarantonello v. Cloudera, Inc., et al., Case No. 5:19-cv-4007-LHK, and Dvornic v. Cloudera, Inc., et al., Case No. 5:19-cv-4310-LHK, were subsequently filed against the same defendants in the same court.  The suits seek, among other things, an award of damages and attorneys’ fees and costs. The suits have been consolidated under the name, In re Cloudera, Inc. Securities Litigation, Case No. 5:19-cv-3321-LHK.  Cloudera believes that the allegations in the lawsuits are without merit.
On July 30, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Lee, et al. v. Cole, et al., Case No. 1:19-cv-01422-LPS. The complaint names as defendants eleven individuals who are current or former directors or officers of the Company, and names the

Company as a nominal defendant.  The action purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, and alleged violation of Section 10(b) of the Securities Exchange Act of 1934. On September 5, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Slattery v. Reilly, et al., Case No. 1:19-cv-01662-LPS.  The complaint names as defendants twelve individuals who are current or former directors or officers of the Company, and names the Company as a nominal defendant.  The action purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, and alleged violations of Section 10(b), 20(a) and 14 of the Securities Exchange Act of 1934.  On October 16, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Frentzel v. Bearden, et al., Case No. 1:19-cv-01962-LPS. The complaint names as defendants thirteen individuals who are current or former directors or officers of the Company, and names the Company as a nominal defendant. The action purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, alleged violations of Section 14 of the Securities Exchange Act of 1934, and insider selling and misappropriation of information. All three derivative actions are based on allegations that are substantially similar to those in the class actions described above. The suits have been consolidated under the name, In re Cloudera, Inc. Stockholder Derivative Litigation, Case No. 1:19-cv-01422-LPS.
On September 3, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, entitled Chen v. Reilly, et al., Case No. 3:19-cv-05536-VC.  That complaint names as defendants thirteen individuals who are current or former directors or officers of the Company, and names the Company as a nominal defendant.  That action purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged violation of Section 14(a) of the Securities Exchange Act of 1934.  On September 10, 2019, a purported shareholder derivative complaint that is substantially similar to the Chen action and is brought against the same defendants, was filed in the United States District Court for the Northern District of California, entitled Fu v. Reilly, et al., Case No. 19-cv-05705-YGR. Both derivative actions are based on allegations that are substantially similar to those in the class actions described above and have been related to those actions.
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
We have incurred net losses since our founding in 2008, including net losses of $272.3 million and $192.6 million, for the nine months ended October 31, 2019 and the year ended January 31, 2019, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.4 billion as of October 31, 2019. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components, and continue to develop our platform. In addition, as a result of the Hortonworks merger, we have incurred substantial transaction and purchased intangible amortization costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the integration of the Hortonworks’ platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
In addition, some of our larger competitors have substantially broader and more diverse product and service offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins, product bundling or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of platform performance or features. As a result, even if the features of our platform are superior, customers may not purchase our solutions. These larger competitors often have broader product lines and market focus or greater resources and may therefore not be as susceptible to economic downturns or other significant reductions in capital spending by customers. If we are unable to sufficiently differentiate our solutions from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those solutions, which could adversely affect our business, operating results and financial condition.
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

•	the achievement of milestones in connection with delivery of services, impacting the timing of services revenue recognition;

•	subscriptions from large enterprises;

•	price competition;

•	our ability to attract and retain new customers;

•	our ability to expand penetration within our existing customer base;

•	the timing and success of new solutions by us and our competitors;

•	the timing and success of our product releases;

•	changes in customer requirements or market needs and our ability to make corresponding changes to our business;

•	changes in the competitive landscape, including consolidation among our competitors or customers;

•	general economic conditions, both domestically and in our foreign markets;

•	the timing and amount of certain payments and expenses, such as research and development expenses, sales commissions and stock‑based compensation;

•	our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

•
increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected, and expenses are incurred and paid in currencies other than the U.S. dollar;

•	the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

•	future accounting pronouncements and changes in our accounting policies; and

•	changes in tax laws, tax regulations and governmental regulations.
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
Important components of our platform have been provided under the Apache License, Version 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of our platform may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our solutions. In addition, at some time in the future it is possible that important components of the open source projects in our platform that may be distributed under a different license or the Apache License, Version 2.0, which governs Hadoop, Spark and other current elements of our platform, may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license.
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
A wide variety of domestic and international laws and regulations (including, for example, the General Data Protection Regulation) apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy‑related laws and regulations are evolving and may result in regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers or adversely impact our ability to attract and retain workforce talent.
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
In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and are now also required to comply with any new or revised financial accounting standards applicable to public companies without an extended transition period. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements. Failure to comply with these requirements could also subject us to enforcement actions by the SEC, further increase costs and divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.
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
The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive officer and financial officer. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting‑related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC.
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
If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, failure to demonstrate continued compliance with Section 404 of the Sarbanes-Oxley Act could subject us to regulatory scrutiny and sanctions, impair our ability to raise revenue, cause investors to lose confidence in the accuracy and completeness of our financial reports, subject us to stockholder or other third-party litigation as well as investigations and delisting, as applicable, by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and negatively affect the trading price of our common stock.
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
Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S.s taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act (the Tax Act) could materially affect our tax obligations and effective tax rate. The Tax Act was enacted on December 22, 2017, and significantly changes how the United States imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and affect our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating losses (NOLs) to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. For example, we recently performed an analysis to determine whether an ownership change had occurred since our inception which identified two historical ownership changes. While these limitations did not result in a material restriction on the use of our NOLs, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Additionally, with our recent merger with Hortonworks, our existing NOLs may be subject to limitations and our combined company may not be able to fully use these NOLs to offset future taxable income. In addition, if the combined company undergoes any subsequent ownership change, its ability to utilize NOLs could be further limited. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a portion of the NOLs reflected on our balance sheet, even if we attain profitability.
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
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $4.89 to $23.35, through November 27, 2019. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:

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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 39.4% of our outstanding common stock, based on the number of shares outstanding as of October 31, 2019. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to influence or control the governance, management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
The Icahn Group holds approximately 19.1% our outstanding common stock, based on the number of shares outstanding as of October 31, 2019. Intel holds approximately 9.1% of our outstanding common stock, based on the number of shares outstanding as of October 31, 2019. As such, the Icahn Group and Intel could have considerable influence over matters such as approving a potential acquisition of us. The Icahn Group and Intel’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.01	Agreement between Cloudera, Inc. and affiliates of Icahn Enterprises L.P., dated August 12, 2019.	8-K	001-38069	10.01	8/12/2019
10.02	Confidentiality Agreement between Cloudera, Inc. and affiliates of Icahn Enterprises L.P., dated August 12, 2019.	8-K	001-38069	10.02	8/12/2019
31.01	Certification of Martin Cole, Interim Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Martin Cole, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS
The following financial information from Cloudera Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit), and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

CLOUDERA, INC.

December 6, 2019	By:	/s/ Martin Cole
Martin Cole
Interim Chief Executive Officer and Director
(Principal Executive Officer)

December 6, 2019	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)