Form 10-K
period 2020-01-31
Cloudera, Inc.
filed 2020-03-27
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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
395 Page Mill Road
Palo Alto, CA 94306
(650) 362-0488
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.00005 par value per share	CLDR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2 (B) of the Securities Act			☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the Registrant as of July 31, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of $5.98 for shares of the Registrant’s common stock as reported by the New York Stock Exchange on such date, was approximately $1.4 billion.

As of February 28, 2020, there were 295,190,516 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part II and Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2020. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2020.

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

PART I
ITEM 1. BUSINESS
Overview
At Cloudera, we believe that data can make what is impossible today, possible tomorrow. We empower people to transform complex data into clear and actionable insights. Powered by the relentless innovation of the open source community, we advance digital transformation for the world's largest enterprises. We deliver a modern enterprise data platform to manage and secure the data lifecycle from the Edge to AI, spanning any cloud or data center. We are an enterprise data cloud company.
We pioneered the creation of the enterprise data cloud category. An enterprise data cloud is multi-function, hybrid and multi-cloud, secure and governed, and open and extensible. An enterprise data cloud offers cloud-native agility, elasticity and ease-of-use.
Since our founding in 2009, we have been a leader in multi-function data management and analytics software, including flow management, streams management, data engineering, data warehousing, streaming analytics, operational databases and machine learning. These solutions function together on the same, or diverse, data sets. In addition, we provide support, professional services and training relating to our offerings. Fundamental to our offerings is shared data experience (SDX) technologies, providing consistent security, governance, lineage and metadata management across the data lifecycle for both on-premises and public cloud deployments. Customers implement our software primarily on-premises in data centers, or operate it on the public cloud infrastructure of Amazon Web Services (AWS), Microsoft Azure (Azure), Google Cloud Platform (GCP), IBM Cloud and Oracle Cloud. Our products integrate the latest innovations in open source data management technology for enterprise-grade performance, scalability and security.
In 2019, we introduced Cloudera Data Platform (CDP), our cloud-native data platform for the enterprise data cloud built on open-source software. CDP increases customers’ flexibility and workload deployment options by integrating cloud-native services to create hybrid, multi-cloud capabilities for multi-function data management and analytics. Our customers favor the ability to optimize the performance, cost and security of workloads using data anywhere and across any environment, including multiple public clouds, private cloud and data centers. We believe that our traditional offerings, taken together with our recently released CDP products and our CDP roadmap, position us as a leader in the emerging enterprise data cloud category.
Our Offerings
We offer software subscriptions and public cloud services for the recently released CDP solution-set and software subscriptions for our traditional on-premises data platforms. Subscriptions include software access rights and technical support. We also provide professional services for the implementation and use of our software subscriptions, machine learning expertise and consultation, training and education services.
In late 2019 we introduced a change in our software licensing policy, adopting a 100% open source model based on the Apache Software License (ASL) and the Affero General Public License (AGPL). We expect these licensing changes to be fully implemented in calendar year 2020. As part of the licensing policy change, we will distribute compiled binaries of our new software releases only to customers under an active subscription agreement. This policy change began with the release of CDP Data Center in November 2019 and is expected to apply to our future open source software releases.
Our CDP offerings include:
•CDP Data Center. CDP Data Center is our next-generation on-premises platform, providing enterprise data management and analytics built for hybrid cloud and optimized for bare metal. CDP Data Center also serves as a straightforward onramp to our future private cloud offerings. It delivers high performance SQL analytics, real-time stream processing and management, granular attribute-based access control and dynamic column filtering and row masking. It unifies the latest open-source analytics – Spark, Impala, Hive, HBase, Kafka, Hadoop, and more – into a multi-function system.

•CDP Data Hub for AWS and Azure. CDP Data Hub for AWS and Azure is an enterprise cloud service to manage and secure the data lifecycle. It simplifies management with pre-built templates, dashboards and workload analytics for data engineering, data marts, operational database, flow management and stream clusters. Data Hub rapidly secures data lakes, automatically configuring the most critical functions with point and click simplicity, with Cloudera SDX security and governance.
•CDP Data Warehouse for AWS and Azure. CDP Data Warehouse for AWS and Azure is a cloud-native auto-scaling, highly concurrent and cost-effective analytics service that ingests high scale data anywhere, from structured, unstructured and edge sources. It supports hybrid and multi-cloud infrastructure models by seamlessly moving workloads between on-premises and any cloud for reports, dashboards, ad-hoc and advanced analytics, with consistent security and governance.
•CDP Machine Learning for AWS and Azure. CDP Machine Learning for AWS and Azure is a cloud-native service that easily deploys machine learning workspaces, giving data science teams instant, self-service access to project environments, resources, tools and machine learning workflows with governed business data anywhere.
Our traditional on-premises data platform offerings include:
•Cloudera Enterprise Data Hub (EDH). EDH combines our Cloudera Data Warehouse, Cloudera Operational DB, and Cloudera Data Science and Engineering products with our SDX technology. It allows companies to execute multiple analytic functions against a shared set of governed and secure data in public clouds, private clouds and data centers in bare metal configurations.

•Cloudera Data Warehouse. Cloudera Data Warehouse is a modern data warehouse that delivers an enterprise-grade, hybrid cloud solution designed for self-service analytics. It has the flexibility to optimize traditional data warehouses, and support data lake or data mart use cases. It is powerful, scalable and affordable—enabling organizations to share petabytes of data across thousands of users with security, governance and availability.
•Cloudera Operational DB. Cloudera Operational DB enables stream processing and real-time analytics on continuously changing data. It delivers a secure low latency, high-concurrency experience that processes data from multiple sources (including IoT), powered by HBase, a column-based NoSQL store for unstructured data, and Kudu, a relational store for structured data.
•Cloudera Data Science and Engineering. Cloudera Data Science and Engineering enables users to streamline, simplify, and scale big data processing regardless of where data is stored – on-premises, across public clouds, or both. It accelerates exploratory data science and machine learning models at scale by taking advantage of massive parallel compute and expanded data streams.
•Hortonworks Data Platform (HDP). HDP is a scalable data management platform that helps organizations securely store, process and analyze any data asset. With HDP, organizations can easily build and deploy modern data architectures on-premises and in the cloud. It is an enterprise grade platform that provides all of the components necessary to manage large, multi-source data sets.
•Cloudera DataFlow (CDF). CDF is a scalable, real-time streaming data platform that collects, curates and analyzes data so customers gain key insights for immediate actionable intelligence. CDF is designed for data-in-motion use cases, such as real-time stream processing, data provenance and data ingestion from IoT devices and other sources. CDF supports secure and governed data ingestion, data transformation and content routing.
•Cloudera Data Science Workbench. Cloudera Data Science Workbench enables self-service data science for the enterprise. Cloudera Data Science Workbench is a multi-user, multi-language development environment for data science and machine learning applications. It manages the various steps of the model development lifecycle including versioning, dependency management, scheduling, multi-user collaboration and training models on disparate types of compute.
Other Technologies and Services
We continue to innovate and develop new technologies and services to extend our market leadership. These offerings include:
•Cloudera SDX. Cloudera SDX, shared data experience, enables common security, governance, lineage and metadata management for multiple analytic functions throughout the data lifecycle, running against shared or overlapping sets of data in any cloud or data center. SDX provides comprehensive functionality to set up initial data lake security as well as the critical functions to keep it secure. SDX also applies to machine learning models as well as data. SDX provides the ability to track changes in machine learning models, which is critical for understanding and validating why model results change. As a result, SDX allows customers to set policies and rules for data and models once and have them persist through any range of workloads without regard to where the job is run. This portability provides customers the freedom to run multiple analytics anywhere they want without public cloud lock-in or proprietary data formats. SDX makes building enterprise applications that require multi-function analytics less expensive to deploy and more secure.
•Cloudera Workload XM. Cloudera Workload XM is an analytic workload experience management cloud service. It provides enhanced visibility and actionability to efficiently migrate, analyze, optimize and scale analytic workloads, resulting in reduced migration risk, faster troubleshooting and root cause analysis, greater uptime and higher resource utilization. Customers can quickly gain access to the performance of specific queries and jobs to ensure their highest priority workloads do not compete for resources with less essential queries. Workload XM is able to optimize Cloudera analytic workloads (on-premises and cloud), as well as third party analytic workloads. This enables optimal utilization of cloud infrastructure by third party cloud analytics which helps avoid runaway cloud costs. For Cloudera analytics, Workload XM delivers more effective management of infrastructure for better utilization and overall infrastructure return on investment.
Our Differentiation
Cloudera empowers organizations to become data-driven enterprises by maximizing the value of their most valuable asset – their data – to grow, connect and protect their business. With CDP, we are building the industry’s first enterprise data cloud, which will enable our customers to manage and secure the complete data lifecycle from the Edge to AI on any cloud and data center. The key benefits and differentiators of our solutions include:
•End-to-end data lifecycle integrated from the Edge to AI. We provide an integrated suite of multi-function data management and analytics that enables customers to collect, enrich, analyze, serve and predict with their data to operationalize data insights faster and easier than standalone, siloed analytics services typical of most other cloud data services. Addressing real-world business problems generally requires the entire data lifecycle working together on the same data. Examples include connected and autonomous vehicles, optimizing 5G mobile networks, anti-money laundering, fraud detection and risk modeling. Point providers of analytics services generally only offer one or two services. Cloud service provider offerings typically are not integrated, having been acquired and built independently. CDP performs and manages multiple analytic functions of the data lifecycle – flow management, streams management, data engineering, data warehousing, streaming analytics, operational databases and machine learning.
•Hybrid and multi-cloud deployments at scale. Our platforms allow enterprises to manage the data lifecycle for both long-lived and transient workloads across environments, mixing on-premises and public cloud infrastructure, including all major public cloud vendors – AWS, Azure, GCP, IBM Cloud and Oracle Cloud. Customers can deploy, configure and monitor their clusters and workloads at scale from a centralized interface across these environments. We offer configurable monitoring, reporting and robust troubleshooting to provide management of large, growing data sets and concurrent use cases. Cloud service providers offer only a single cloud with some offering options to extend their cloud on-premises; they do not offer multi-cloud, hybrid cloud or private cloud capabilities. Point service providers may operate across multiple clouds, but not hybrid and private clouds. CDP manages and secures the data lifecycle on any cloud and data center.
•Enterprise-grade data security and governance with SDX. Our platform uses proprietary authentication, network isolation, user-and role-based permissions, access logging, auditing, lineage and encryption including sophisticated key management to provide comprehensive, enterprise-grade data security across multiple analytic workloads. The native security features of our platforms require no additional third-party licenses, reducing costs to our customers. In addition, our platforms enable regulatory and industry-specific compliance through comprehensive data governance, including data discovery, data lineage, metadata tagging and policy enforcement. CDP secures the data lifecycle on any cloud or data center.
•Cloud-native platform. CDP offers cloud-native services for the data lifecycle that leverage containers and kubernetes technologies. These services are simple, fast and easy for enterprise IT to deliver to business intelligence (BI) analysts, data scientists, data engineers and developers. Cloud-native services simplify the use of our platforms by eliminating the need to install, manage and update our software. We also enable customers to address a new set of elastic and transient workloads that would otherwise be impractical to run in a data center. CDP delivers cloud-native simplicity across public and private clouds.
•Enable customers to leverage open source innovation. Our platforms integrate the latest innovations in open source data management technology. We were the first data platform vendor to incorporate Spark and have demonstrated continuous commitment to open source through our adoption of projects such as NiFi, Kafka, Flink, Impala, Hive, HBase, Spark and more. We enable customers to capitalize on the business value of the latest open source technologies through our integrated, secure and high-performance platform. As announced, we expect our primary solutions to be 100% open source in the future.
•High performance scalability for low total cost of ownership. Our platforms deliver performance improvements over legacy systems at lower cost. Using our software, customers can scale to hundreds of petabytes of data under management, and select the infrastructure environment – cloud and/or datacenter – that is most cost-effective and appropriate for each use case.
Our Strategy
Our strategy is to be a leader in the emerging enterprise data cloud market. We aim to empower our customers to drive insights from complex data in any cloud or data center, and to manage and secure the data lifecycle. Key elements of our strategy include:
•Deliver the enterprise data cloud. We have delivered initial CDP public cloud services for AWS and Azure as well as CDP Data Center software for on-premises implementations. We plan to invest in additional CDP cloud-native analytics experiences and CDP Private Cloud.
•Grow our addressable market by expanding our multi-function analytic offerings and the range of use cases our platform can support. We intend to introduce complementary technology and offerings as well as to develop our platform’s capabilities in order to support a wider range of data types, access patterns and use cases.
•Accelerate existing customer expansion by cross-selling products and helping existing customers adopt CDP. The faster existing customers move to CDP, the faster they can extract greater value from all of their data through hybrid cloud solutions. We intend to broaden our relationships with existing customers by helping them identify new use cases and modernize their data architectures with CDP Public and CDP Private Cloud analytic cloud services.
•Continue to acquire new customers. We focus our go-to-market efforts on large enterprises and large public sector organizations globally. We target these organizations because they capture and manage the majority of the world’s data and operate highly complex IT environments with use cases that require multiple analytic functions working together.

•Leverage our partner ecosystem. We intend to maintain strong engagement with our partner ecosystem to gain increased reach and greater distribution of our software, develop new applications, accelerate customer expansion and penetrate new markets.
•Extend our position as an open source leader for data management and analytics. We intend to continue to pioneer data-related open source software to manage and secure the data lifecycle on any cloud or data center.
•Cultivate a passion for solving the world’s greatest challenges through data. We aim to create a culture and build passion among our employees, our partners and our customers for using data to solve the world’s biggest problems.
Customers
We focus on the largest corporate enterprises and public sector organizations globally. These organizations are likely to realize the greatest value from utilizing our enterprise-grade platforms. As of January 31, 2020, we had approximately 1,900 customers.
No individual customer represented more than 10 percent of revenue in the years ended January 31, 2020, 2019, or 2018.
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
We believe that we can further advance the clients’ goals through education. In addition to offering online training, we have trained thousands of individuals through January 31, 2020. Through the Cloudera Academic Program, we provide access to curriculum, software and training to colleges and universities to accelerate the adoption of our platform.
Sales and Marketing
We primarily sell through our direct sales force, which comprises field and inside sales personnel. Our sales methodology includes field personnel dedicated primarily to acquiring new customers and field personnel dedicated primarily to expanding our relationships with existing customers.
Our sales force is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support, solutions engineering for our end-customers, and technical training for our channel and strategic partners.
We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and through our strategic partner relationships. Our marketing programs target both the C-suite and the line of business owners, technology professionals and risk professionals, as well as software developers and data scientists.

Our principal marketing programs include:
•webinars, user conferences and events that we sponsor;
•cooperative marketing efforts with partners; and
•use of our website.
Partners and Strategic Alliances
We believe that strong engagement with our partner ecosystem affords us increased reach and greater distribution of our software, enhancing our field organization’s efforts. We have developed a large partner network in order to facilitate the establishment of industry standards, ensure an open ecosystem for our customers, accelerate the adoption of our platform and extend our sales capabilities and coverage. Over 3,000 vendors – a variety of systems integrators, resellers, software and OEM partners, managed service providers, data systems vendors and cloud and platform vendors have registered under our Cloudera Connect partner program to gain access to marketing, sales, training and support resources.
Our partners and strategic alliances include:
•Systems integrators and resellers. Hundreds of systems integrators offer professional services to create custom solutions built on our platform for their customers across a variety of industry verticals. Resellers offer our platform to their customers in combination with their products and services.
•Software and OEM partners. Our technology partners offer solutions designed to work with or built on our platform. Hundreds of certified solutions have been tested and validated to run on our platform.
•Managed services and data systems vendors. We ensure that our platform is tested and made available by managed services providers and is interoperable with a variety of traditional data systems vendors.
•Cloud and platform vendors. To ensure our customers can run our software in any environment, we nurture relationships with public cloud providers and other enterprise platforms to integrate and achieve the highest interoperability across architectures.
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
Our main sources of current and potential competition fall into five categories:
•public cloud providers who offer proprietary data management, machine learning and analytics services, such as AWS, GCP and Azure;
•legacy data management product providers such as HP, IBM, Oracle and Teradata;
•strategic and technology partners who may also offer our competitors’ technology or otherwise partner with them;
•cloud-only data management companies and open source companies; and

•internal IT organizations that provide open source self-support for their enterprises.
As the market for data management and analytics platforms continues to grow and offerings based on the open source data management ecosystem continue to gain traction, we expect more highly specialized vendors will enter the market or larger competitors will bundle solutions with their products more effectively.
The principal competitive factors in our market include:
•ability to integrate data management and analytics function across the data lifecycle;
•ability to deploy data management and analytics in a variety of infrastructure environments, including hybrid and multi-cloud capability;
•ability to identify and leverage innovative open source technologies;
•ability to secure and govern use cases in a consistent manner across analytic functions and cloud and on-premises environments;
•ability to manage hybrid and multi-cloud environments from a single centralized interface;
•product price, functionality, and ease of use;
•enablement of machine learning and other advanced technologies;
•enterprise-grade performance and features such as scalability, security, cost of ownership and ease of deployment and use of applications;
•breadth, depth and quality of application functionality;
•domain expertise and understanding of customer requirements across verticals;
•ability to innovate and respond to customer needs rapidly;
•quality and responsiveness of services and support organizations and level of customer satisfaction;
•brand awareness and reputation;
•size of customer base and level of user adoption; and
•ability to integrate with legacy and other enterprise infrastructures and third-party applications.
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
As of January 31, 2020, we had been granted 41 U.S. patents and had 9 U.S. patent applications pending. Our patents expire between 2020 and 2036. We also had 14 issued patents and four patent applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in some jurisdictions.
Employees
As of January 31, 2020, we had 2,723 full-time employees. Of these employees, 1,429 are in the United States and 1,294 are in international locations. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.
Corporate Information
We were incorporated in the state of Delaware in June 2008. In January 2019, we completed a merger with Hortonworks, Inc, pursuant to which Hortonworks, Inc. became a subsidiary of Cloudera. Our principal executive offices are located at 395 Page Mill Road, Palo Alto, California 94306 and our telephone number is (650) 362-0488. Our website address is www.cloudera.com. Website references are intended to be inactive textual references only, and the information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Our common stock is listed on the New York Stock Exchange under the symbol “CLDR.”
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities and Exchange Act of 1934, as amended. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Forms 10-K, Forms 10-Q, and Forms 8-K, may be obtained, free of charge, electronically through our corporate website at www.cloudera.com as soon as reasonably practicable after we file such material electronically with, or furnish to, the SEC.

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
We have incurred net losses since our founding in 2008, including net losses of $336.6 million, $192.6 million and $369.7 million for the years ended January 31, 2020, 2019, and 2018, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.5 billion as of January 31, 2020. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components, and continue to develop our platform. In addition, as a result of our merger with Hortonworks, we have incurred substantial transaction and purchased intangible amortization costs. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
We expect to continue to make significant future expenditures related to the development and expansion of our business, including:
•investments in our research and development team and in the development of new solutions and enhancements of our platform, including contributions to the open source data management ecosystem;
•investments in sales and marketing, including expanding our sales force, increasing our customer base, increasing market awareness of our platform and development of new technologies;
•expanding of our operations and infrastructure, including internationally;
•hiring additional employees; and
•incurring costs associated with general administration, including legal, accounting and other expenses related to being a public company.
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
Our main sources of current and potential competition fall into five categories:
•public cloud providers who include proprietary data management, machine learning and analytics offerings, such as Amazon Web Services, Google Cloud Platform and Microsoft Azure;
•legacy data management product providers such as HP, IBM, Oracle and Teradata;
•strategic and technology partners who may also offer our competitors’ technology or otherwise partner with them, including our strategic partners who provide Partner Solutions (as defined below) as they may offer a substantially similar solution based on a competitor’s technology;
•cloud-only data management companies and open source companies; and
•internal IT organizations that provide open source self-support for their enterprises.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
•greater name recognition, longer operating histories and larger customer bases;
•larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;
•broader, deeper or otherwise more established relationships with technology, channel and distribution partners and customers;
•wider geographic presence or greater access to larger customer bases;
•greater focus in specific geographies;
•greater ease of use for cloud-only deployments;
•lower labor and research and development costs;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical and other resources to provide support, to make acquisitions and to develop and introduce new products.
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
In addition, new innovative start-up companies, including emerging cloud-only data management companies, and larger companies that are making significant investments in research and development, may introduce products that have greater performance or functionality, are easier to implement or use, or incorporate technological advances that we have not yet developed or implemented or may invent similar or superior products and technologies that compete with our platform. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.
Some of our competitors have made or could make acquisitions of businesses or enter into partnerships that allow them to offer more competitive and comprehensive solutions. As a result of such arrangements, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and gross margins and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size software firms and consequently customers’ willingness to purchase from such firms.
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
We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments, including our merger with Hortonworks.
As part of our business strategy, we have acquired companies in the past and may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, on January 3, 2019, we completed our merger with Hortonworks. We also may enter into relationships with other businesses to expand our solutions or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their technology is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Acquisitions, including the completed merger with Hortonworks, involve many risks, including the following:
•an acquisition may negatively impact our results of operations because it:
– may require us to incur charges, including integration and restructuring costs, both one-time and ongoing, as well as substantial debt or liabilities, including unanticipated and unknown liabilities,
– may cause adverse tax consequences, substantial depreciation or deferred compensation charges,
– in the future may require the amortization, goodwill and other intangible assets, or
– may not generate sufficient financial returns for us to offset our acquisition costs;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition and the related integration process may be complex, expensive and time consuming, and may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•an acquisition may result in increased regulatory and compliance requirements;
•an acquisition may result in increased uncertainty if we enter into businesses, markets or business models in which we have limited or no prior experience and in which competitors have stronger market positions;
•we may encounter difficulties in maintaining the key business relationships and the reputations of the businesses we acquire, and we may be dependent on unfamiliar affiliates and partners of the companies we acquire;
•we may fail to maintain sufficient controls, policies and procedures, including integrating any acquired business into our control environment;
•we may fail to achieve anticipated synergies, including with respect to complementary software or services;
•we may obtain unanticipated or unknown liabilities, including intellectual property or other claims, or become exposed to unanticipated risks in connection with any acquisition; and
•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.
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

We have invested significantly in our Cloudera Data Platform (CDP) offering and if it fails to achieve market adoption our business, results of operations and financial condition could be harmed.
We introduced CDP Public Cloud in September 2019, and Data Center in November 2019. We have less experience with marketing, determining pricing for and selling CDP, and we are continuing to refine our approach to selling, marketing, pricing and supporting adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow CDP, including offering trials to existing and potential customers. We cannot guarantee that CDP will be adopted broadly. If we are unsuccessful in our efforts to drive customer adoption of CDP, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.
Because of the characteristics of open source software, there may be fewer technology barriers to entry in the open source market by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with us.
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new software products or services based upon those open source programs that compete with existing open source software that we support and incorporate into our platform. Our recently announced licensing model changes might be ineffective to slow or alter these competitive dynamics. Such competition with use of the open source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our platform. In addition, some competitors make open source software available for free download or use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced revenue and gross margins and loss of market share, any one of which could seriously harm our business.
If our customers do not renew or expand their subscriptions, or if they renew on less favorable terms, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to sell renewals of subscriptions and expand the deployment of our platform with existing customers. While we generally offer subscriptions of up to three years in length, our customers often purchase one-year subscriptions which generally do not provide for automatic renewal or a right to terminate the subscription early. Our customers may not renew or expand the use of their subscriptions after the expiration of their current subscription agreements. In addition, our customers may opt for a lower priced edition of our platform or decrease their usage of our platform. Our existing customers generally have no contractual obligation to expand or renew their subscriptions after the expiration of the committed subscription period and given our limited operating history, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and/or expansion pricing rates may decline or fluctuate as a result of factors, including, but not limited to, their satisfaction with our platform including CDP, and our customer support, the frequency and severity of software and implementation errors, our platform’s reliability, the pricing of our subscriptions and services or of competing solutions or services, the effects of global economic conditions and their ability to continue their operations and spending levels. If our customers renew their subscriptions, they may renew for shorter contract lengths, less usage or on other terms that are less economically beneficial to us. Our implementation of a "pay wall" for the distribution of some of our software solutions might prove ineffective at improving our renewal and/or expansion rates with existing customers or deal close rates with new customers. We have limited historical data with respect to rates of customer subscription renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew or expand their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms or for less usage, our revenue may grow more slowly than expected or decline and our business could suffer.

Achieving renewal or expansion of subscriptions may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, the rate at which our customers expand the deployment of our platform depends on a number of factors, including general economic conditions, the functioning of our solutions, the ability of our field organization, together with our partner ecosystem, to assist our customers in identifying new use cases, modernizing their data architectures, and achieving success with data-driven initiatives and our customers’ satisfaction with our customer support. If our efforts to expand penetration within our customers are not successful, our business may suffer.
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
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our platform and the difficulty in making short-term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions is generally four to nine months, but can vary substantially from customer to customer. Our sales cycle can extend to more than 18 months for some customers. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform, solutions and open source model. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also those of other companies. Some of our customers initially deploy our platform on a limited basis, with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.
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
We have limited experience with respect to determining the optimal prices and pricing models for our solutions, especially as we develop new offerings such as the Cloudera Data Platform. As the markets for our solutions mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large customers, which are the focus of our sales efforts, may demand greater price concessions. Additionally, the renewal rate of our large customers may have more significant impact period to period on our revenue and operating results. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow. In addition, as an increasing amount of our business may move to our cloud-based solutions for transient workloads and the use of our consumption-based pricing model may represent a greater share of our revenue, our revenue may be less predictable or more variable than our historical revenue from a time period-based subscription pricing model. Moreover, a consumption-based subscription pricing model may ultimately result in lower total cost to our customers over time, or may cause our customers to limit usage in order to stay within the limits of their existing subscriptions, reducing overall revenue or making it more difficult for us to compete in our markets.
Our results may fluctuate significantly from period to period, which could adversely impact the value of our common stock.
Our results of operations, including our revenue, net revenue expansion rate, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our results for any particular period should not be relied upon as an indication of future performance. Our financial results may fluctuate from period to period as a result of a variety of factors, many of which are outside of our control. Fluctuation in periodic results may adversely impact the value of our common stock. Factors that may cause fluctuations in our periodic financial results include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:
•the budgeting cycles and purchasing practices of our customers, including their tendency to purchase in the fourth quarter of our fiscal year, near the end of each quarter, and the timing of subsequent contract renewals;
•the achievement of milestones in connection with delivery of services, impacting the timing of services revenue recognition;
•subscriptions from large enterprises;
•price competition;
•our ability to attract and retain new customers;
•our ability to expand penetration within our existing customer base;
•the timing and success of new solutions by us and our competitors;
•the timing and success of our product releases;
•changes in customer requirements or market needs and our ability to make corresponding changes to our business;
•changes in the competitive landscape, including consolidation among our competitors or customers;
•general economic conditions, both domestically and in our foreign markets;
•natural disasters, acts of war, terrorism, epidemics, or pandemics and other health crises, including the ongoing coronavirus pandemic;
•the timing and amount of certain payments and expenses, such as research and development expenses, sales commissions and stock-based compensation;
•our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;

•increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our revenue is collected, and expenses are incurred and paid in currencies other than the U.S. dollar;
•the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;
•potential impairment of goodwill and intangible assets;
•future accounting pronouncements and changes in our accounting policies; and
•changes in tax laws, tax regulations and governmental regulations.
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
Any security breach, including those resulting from a cybersecurity attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our security measures or the security measures we have provided to customers are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our customers’ confidential information, our reputation may be damaged, our business may suffer and we could incur significant liability.
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
In addition, many of our customers use our platform to store and process vast quantities of private and otherwise sensitive data that are critical to their businesses. They may have a greater sensitivity to security defects in our products than to defects in other, less critical, software products. An actual or perceived security breach or theft of the business-critical data of one of our customers, regardless of whether the breach is attributable to the failure of our products or services, could adversely affect the market’s perception of our security products. Moreover, if a high-profile security breach occurs with respect to another data management, machine learning and analytics platform provider, our customers and potential customers may lose trust in the security of data management, machine learning and analytics platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. From time-to-time, third parties, including certain other companies, have asserted and may assert patent, copyright, trademark or other intellectual property rights against us, our partners or our customers. We or our customers have received, and may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market.
There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies, or the technologies in our platform or business methods. We may be exposed to increased risk of being the subject of intellectual property infringement claims as a result of acquisitions, such as our merger with Hortonworks, and our incorporation of open source software into our platform, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using, distributing or supporting technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we could be forced to limit or stop sales of our offerings and may be unable to compete effectively. Any of these results could adversely affect our business operations and financial results.
Third parties may also assert such claims against our customers or partners whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties, including in the third-party open source components included in our platform, as well as our own open source and proprietary components. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or have divulged proprietary or other confidential information.
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
Our solutions include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. We do not own all of the open source technology in our platform and the ownership of the open source technology in our platform may not be easily determinable by us. Rather, we rely on the Apache Software Foundation (ASF) as well as certain other third-party open source contributors to ensure that the open source contributions to our platform are properly owned by the committers and contributors who contribute the open source technology and that such contributions do not infringe on other parties’ intellectual property rights. Moreover, the terms of certain of the open source licenses have not been interpreted by United States or other courts, and there is a risk that such licenses could be construed in a manner that is incompatible with our current business model, imposing unanticipated conditions or restrictions on our ability to market our solutions. We, our customers and the ASF may have received, or may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights, and, to the extent products based on the open source data management ecosystem gain greater market visibility, we, our customers, and the ASF, face a higher risk of being the subject of intellectual property infringement claims. In addition, we or our customers could be subject to lawsuits by parties claiming ownership of (or that different license terms apply to) what we believe to be open source software, or seeking to enforce the terms of an open source license. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies and services, each of which could reduce or eliminate the value of our technologies and cause us to have to significantly alter our current business model. These claims could also result in litigation (including litigation against our customers or partners, which could result in us being obligated to indemnify our customers or partners against such litigation), require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which could have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re-engineer our solutions or incur additional costs to find alternative tools. Further, changes in our software licensing model may impact future revenue growth rates.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, support, indemnity or assurance of title or controls on origin of the software. Further, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis. Many of these risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect the performance of our platform and our business. In addition, we are often required to absorb these risks in our customer and partner relationships by agreeing to provide warranties, support and indemnification with respect to such third-party open source software. While we have established processes intended to alleviate these risks, we cannot assure that these measures will reduce these risks.
Because our business relies on the Apache Software Foundation, our business could be harmed by the decisions made by the ASF or claims or disputes directed at the ASF or reputational harm otherwise suffered by the ASF.
Our business relies on the ASF, a non-profit corporation that supports Apache open source software projects. We do not control nor can we predict the decisions the ASF will make with respect to the further development and enhancement of open source technologies which may impact our business. For example, the reduction or elimination of support of Hadoop, Spark or other technologies by the ASF, the migration of Hadoop, Spark and other open source data management technology to an organization other than the ASF, or any other actions taken by the ASF or the Hadoop project may impact our business model. Moreover, if the ASF is subject to claims, disputes or otherwise suffers reputational harm, our business, results of operations, financial condition and growth prospects could be harmed if customers perceive our solutions to be risky or inferior to data management solutions which do not rely on the ASF for continued development and enhancement of open source technologies.
Real or perceived errors, failures, bugs or disruptions in our platform and solutions could adversely affect our reputation and business could be harmed.
Our platform and solutions are very complex and have contained and may contain undetected defects or errors, especially when solutions are first introduced or enhanced, or as we develop new platform such as CDP. In addition, our platform employs open source software and to the extent that our solutions depend upon the successful operation of open source software in conjunction with our solutions, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our solutions, delay new solutions’ introductions, result in a failure of our solutions, result in liability to our customers, and injure our reputation.
If our platform is not implemented or used correctly or as intended, inadequate performance and disruption in service may result. Moreover, as we acquire companies, such as through our merger with Hortonworks, and integrate new open source data management projects, we may encounter difficulty in incorporating the newly-obtained technologies into our platform and maintaining the quality standards that are consistent with our reputation.
Since our customers use our platform and solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. Furthermore, defects in our platform and solutions may require us to implement design changes or software updates. Any defects or errors in our platform and solutions, or the perception of such defects or errors, could result in:
•expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;
•loss of existing or potential customers or channel partners;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•delay in the development or release of new solutions or services;

•negative publicity, which will harm our reputation;
•warranty claims against us, which could result in an increase in our provision for doubtful accounts;
•an increase in collection cycles for accounts receivable or the expense and risk of litigation; and
•harm to our results of operations.
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
Our future success depends, in part, on our ability to continue to attract, integrate and retain qualified and highly skilled personnel. In particular, we are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform and are also highly dependent on the contributions of our executive team. The loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue, disrupt our relationships with our employees, customers and vendors, and impair our ability to compete. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, execution and future performance. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition and operating results could be harmed.
Our senior management has substantially changed over the last year, including, for example, the recent departures of our former chief executive officer, Thomas Reilly and interim chief executive officer, Martin Cole. We have a new chief executive officer, Robert Bearden, who started in January 2020.
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
We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our managerial, administrative, operational, financial and other resources. For example, our employee headcount increased from 1,648 employees as of January 31, 2018 to 2,723 employees as of January 31, 2020. This growth has placed, and any future growth will place, significant demands on our management and our operational and financial infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

•recruiting, training, integrating and retaining new employees, particularly for our sales and research and development teams;
•developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, recordkeeping, communications and other internal systems;
•managing our international operations and the risks associated therewith;
•managing our employees, infrastructure and operations associated with the merger with Hortonworks;
•maintaining high levels of satisfaction with our platform among our customers; and
•effectively managing expenses related to any future growth.
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

The sum of our revenue and changes in contract liabilities or remaining performance obligations (RPO) may not be an accurate indicator of business activity within a period.
Investors or analysts sometimes look to the sum of the revenue and changes in contract liabilities or RPO as indicators of business activity in a period for businesses such as ours. They may use this information to estimate billings or bookings. However, these measures may significantly differ from underlying business activity for a number of reasons including:
•Since a relatively large number of transactions occur at the end of the quarter, and invoicing or enablement of those transactions may or may not occur before the end of the quarter based on a number of factors including receipt of information from the customer, volume of transactions and holidays, a shift of a few days has little economic impact on our business, but may shift contract liabilities or RPO from one period into the next;
•multi-year upfront billings that may distort trends;
•subscriptions that have deferred start dates;
•services that are invoiced upon delivery; and
•changes in revenue recognition resulting from ASC 606 adoption.
Accordingly, we do not believe that estimated billings is an accurate indicator of future revenue for any given period of time. However, many companies that provide subscriptions report changes in estimated billings as a key operating or financial metric, and it is possible that analysts or investors may view this metric as important. Thus, any changes in our estimated billings could adversely affect the market price of our common stock. Moreover, estimating bookings from RPO is a newer analytical technique, and it may not be an accurate indicator of future revenue for our company for any given period of time.
If our new products, components or enhancements to our platform do not achieve sufficient market acceptance, our financial results and competitive position will suffer.
We spend substantial amounts of time and money to research and develop new products, such as CDP. In addition, we spend time and money to research and develop new components and enhancements of our platforms to incorporate additional features, improve functionality or add other enhancements in order to meet our customers’ rapidly evolving demands. When we develop a new product, component or enhancement to our platform, whether open source or proprietary, we typically incur expenses and expend resources upfront to develop, market and promote the new component. Therefore, when we develop and introduce new products, components or enhancements to our platform, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.
Our new products, components or enhancements to our platform and changes to our platform could fail to attain sufficient market acceptance for many reasons, including:
•our failure to predict market demand accurately in terms of platform functionality, including curating new open source projects, and to supply a platform that meets this demand in a timely fashion;
•delays in releasing to the market our new components or enhancements to our platform to the market;
•defects, errors or failures;
•complexity in the implementation or utilization of the new components and enhancements;
•negative publicity about the platform’s performance or effectiveness;
•introduction or anticipated introduction of competing platforms by our competitors;
•poor business conditions for our end-customers, causing them to delay IT purchases; and

•reluctance of customers to purchase platforms incorporating open source software or to purchase hybrid platforms.
If our new products, such as CDP, or our new components or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenue will be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new solutions or enhancements.
If we do not effectively hire, retain, train and oversee our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business may be adversely affected.
We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, partly due to our merger with Hortonworks, a large percentage of our sales force is relatively new to our company. New hires require significant training and may take significant time before they achieve full productivity, especially as the legacy Hortonworks sales personnel and legacy Cloudera sales personnel learn to sell products previously offered by the other company, as well as new offerings developed by the combined company. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, growth of our direct sales force leads to increasing difficulty and complexity in its organization, management and leadership, at which we may prove unsuccessful. If we are unable to hire and train a sufficient number of effective sales personnel, we are ineffective at overseeing a growing sales force, or the sales personnel we hire are otherwise unsuccessful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
As we expand internationally, our business will become more susceptible to risks associated with international operations.
We have expanded internationally and intend to continue such international expansion. For example, we sell the various editions of our platform through our direct sales force, which is comprised of inside sales and field sales personnel, and is located in a variety of geographic regions, including the United States, Europe and Asia, and have customers located in approximately 100 countries as of January 31, 2020. We intend to continue to expand internationally.
Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:
•challenges caused by distance, language, cultural and ethical differences and the competitive environment;
•heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;
•foreign exchange restrictions and fluctuations in currency exchange rates, including that, because a majority of our international contracts are denominated in U.S. dollars, an increase in the strength of the U.S. dollar may make doing business with us less appealing to a non-U.S. dollar denominated customer;
•application of multiple and conflicting laws and regulations, including complications due to unexpected changes in foreign laws and regulatory requirements;
•risks associated with trade restrictions and foreign import requirements, including the importation, certification and localization of our solutions required in foreign countries, as well as changes in trade, tariffs, restrictions or requirements;

•new and different sources of competition;
•potentially different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•management communication and integration problems resulting from cultural differences and geographic dispersion;
•potentially adverse tax consequences, including multiple and possibly overlapping tax structures, the complexities of foreign value-added tax systems, restrictions on the repatriation of earnings and changes in tax rates;
•greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•the uncertainty and limitation of protection for intellectual property rights in some countries and the risk of potential theft or compromises of our technology, data or intellectual property in connection with our international operations, whether by state-sponsored malfeasance or other foreign entities or individuals;
•increased financial accounting and reporting burdens and complexities;
•lack of familiarity with local laws, customs and practices, and laws and business practices favoring local competitors or partners;
•increased exposure to natural disasters, acts of war, terrorism, epidemics, or pandemics and other health crises, including the ongoing coronavirus pandemic; and
•political, social and economic instability abroad, terrorist attacks and security concerns in general.
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
As we operate and sell internationally, we are subject to the Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act of 2010 (the UK Bribery Act), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Africa, East Asia, Eastern Europe, South America and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we have implemented policies and controls intended to prevent these practices by our employees, consultants, sales agents and channel partners, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA, the UK Bribery Act and other laws may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We are subject to governmental export control, sanctions and import laws and regulations that could subject us to liability or impair our ability to compete in international markets.
Because we incorporate encryption functionality into our platform (including any products comprising the platform), we are subject to certain U.S. export control laws that apply to encryption items. As such, our platform may be exported outside the United States through an export license exception; an export license is required to certain countries, end-users and end-uses. If we were to fail to comply with such U.S. export controls laws, U.S. customs regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our platform and related services are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our reseller partners comply with all relevant export control laws and regulations, any failure by us or our reseller partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our platform into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our platform to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential end-customers with international operations. Any decreased use of our platform or limitation on our ability to export to or sell our platform in international markets could adversely affect our business, financial condition and operating results.
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
Federal, state, foreign government and industry regulations, as well as self-regulation related to privacy and data security concerns, pose the threat of lawsuits and other liability.
We collect and utilize demographic and other information, including personally identifiable information, from and about our employees and our existing and potential customers and partners. Such information may be collected from our customers and partners when they visit our website or through their use of our products and interactions with our company and employees such as when signing up for certain services, registering for training seminars, participating in a survey, participating in polls or signing up to receive e-mail newsletters.
A wide variety of domestic and international laws and regulations (including, for example, the General Data Protection Regulation that became effective in May 2018, and the California Consumer Privacy Act that became effective on January 1, 2020) apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers or adversely impact our ability to attract and retain workforce talent.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the rules and regulations of the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources, particularly since we are no longer an “emerging growth company.”
The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
The rules and regulations applicable to public companies make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Our independent registered public accounting firm has to issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our common stock.
If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, failure to demonstrate continued compliance with Section 404 of the Sarbanes-Oxley Act could subject us to regulatory scrutiny and sanctions, impair our ability to raise revenue, cause investors to lose confidence in the accuracy and completeness of our financial reports, subject us to stockholder or other third-party litigation as well as investigations and delisting, as applicable, by the New York Stock Exchange, the SEC, or other regulatory authorities, and negatively affect the trading price of our common stock.
Our financial results may be adversely affected by changes in accounting principles applicable to us.
Generally accepted accounting principles in the United States (GAAP) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (Topic 842), which became effective for us on February 1, 2019. Under the Topic 842 standard, most leases are required to be recognized on the balance sheet as right-of-use assets and corresponding lease liabilities. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on Topic 842 and its impact on our consolidated financial statements. Additionally, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from

Contracts with Customers, which became effective for our annual reporting period for the year ended January 31, 2019. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The adoption of Topic 606 has had a material impact on the amount and timing of revenue recognition. See Note 2 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K regarding the effect of new accounting pronouncements on our consolidated financial statements. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
We are subject to income taxation in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We could be subject to tax examinations in various jurisdictions. Tax authorities may disagree with our use of research and development tax credits, intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our operating results and cash flows.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. If our NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a portion of the NOLs reflected on our balance sheet, even if we attain profitability.

We have business and customer relationships with certain entities who are stockholders or are affiliated with our directors, or both, and conflicts of interest may arise because of such relationships.
Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, we have entered into strategic relationships and/or customer relationships with Intel Corporation (Intel). Our director, Rosemary Schooler, is an employee of Intel, and Intel is a stockholder. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.
Adverse economic conditions may negatively impact our business.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties, such as the coronavirus pandemic, may affect one or more of the sectors or countries in which we sell our applications. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the coronavirus pandemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. For example, in response to the coronavirus pandemic, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Moreover, global economic and political uncertainty may cause some of our customers or potential customers to curtail spending, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.
Our business is subject to the risks of epidemic or pandemic events, earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
A significant health crisis, epidemic or pandemic (including the ongoing coronavirus pandemic), or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, financial condition and results of operations. Our corporate headquarters are located in Palo Alto, California, in a region known for seismic activity, and we have significant offices in San Francisco, Austin and New York City in the United States and internationally in Bangalore, Budapest, London, Ireland and Singapore. Further, if an epidemic or pandemic or a natural disaster or terrorist event occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. For example, the west coast of the United States contains active earthquake zones and the eastern seaboard is subject to seasonal hurricanes while New York and the United Kingdom have suffered significant terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, finance, customer support, operational support, hosted services and sales activities. In the event of a major epidemic or pandemic, earthquake, hurricane or catastrophic event such as fire, power loss, floods, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development of solutions, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results. All of the aforementioned risks may be augmented if the business continuity plans for us and our service providers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations could be adversely affected.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been, and may continue to be, volatile or may decline regardless of our operating performance.
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $4.89 to $23.35, through January 31, 2020. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:
•overall performance of the equity markets;
•actual or anticipated fluctuations in our operating results or net revenue expansion rate;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors, even if we meet our own projections;
•recruitment or departure of key personnel, including as a result of our merger with Hortonworks;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments or disputes concerning our intellectual property or our offerings, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors, including our merger with Hortonworks;
•our ability to achieve the planned synergies in the merger with Hortonworks;
•dilution associated with our merger with Hortonworks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, including the ongoing coronavirus pandemic, or responses to these events; and
•sales of shares of our common stock by us or our stockholders.

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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 44.9% of our outstanding common stock, based on the number of shares outstanding as of February 28, 2020. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to influence or control the governance, management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Icahn Enterprises L.P. and certain of its affiliates (collectively, the Icahn Group) holds approximately 18.6% of our outstanding common stock, based on the number of shares outstanding as of February 28, 2020. Intel holds approximately 8.8% of our outstanding common stock, based on the number of shares outstanding as of February 28, 2020. As such, the Icahn Group and Intel could have considerable influence over matters such as approving a potential acquisition of us. The Icahn Group and Intel’s investment in and position in our company, including the various agreements we entered into with them respectively, could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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
Our restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our chief executive officer, our lead director, if any, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our board of directors to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the amended and restated bylaws to facilitate an unsolicited takeover attempt;
•the requirement that in order for a stockholder to be eligible to propose a nomination or other business to be considered at an annual meeting of our stockholders, such stockholder must have continuously beneficially owned at least 1% of our outstanding common stock for a period of one year before giving such notice, which may discourage, delay or deter stockholders or a potential acquirer from conducting a solicitation of proxies to elect their own slate of directors or otherwise attempting to obtain control of us or influence over our business; and
•advance notice procedures with which stockholders must comply in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage, delay or deter stockholders or a potential acquirer from conducting a solicitation of proxies to elect their own slate of directors or otherwise attempting to obtain control of us or influence over our business.
In addition, because we are incorporated in Delaware, we are governed by the provisions of the anti-takeover provisions of the Delaware General Corporation Law, which may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board was considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
Our restated certificate of incorporation and amended and restated bylaws contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and in March 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and/or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We currently lease approximately 225,000 square feet of space for our current corporate headquarters in Palo Alto, California under a lease agreement that expires in 2027 with an option to renew for an additional seven years. In addition, we entered into a five-year sublease agreement with a third-party subtenant for approximately 105,000 square feet of this space. Upon the completion of merger with Hortonworks, we added approximately 92,000 square feet of space in Santa Clara, California under a lease agreement that expires in 2026 and we anticipate that we will vacate our current corporate headquarters in Palo Alto and relocate our corporate headquarters to this space during fiscal 2021. We intend to sublease such vacated space in Palo Alto for the remainder of the lease term after our planned relocation.

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
ITEM 3. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 9 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Further, from time to time, we are a party to or act as an indemnitor to our customers or partners on various litigation matters, and we or our customers or partners are subject to claims that arise in the ordinary course of business. In addition, we or our customers or partners have received, and may in the future receive, various types of claims including potential claims from third parties asserting, among other things, infringement of their intellectual property rights.
Future litigation may be necessary to defend ourselves, or our customers or partners on indemnity matters, by determining the scope, enforceability and validity of third-party proprietary rights or by establishing our proprietary rights. Further, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. While we are not aware of other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our business, consolidated financial position, results of operations or cash flows, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “CLDR” since April 28, 2017. Prior to that date, there was no public trading market for our common stock.
Holders
As of February 28, 2020, we had 128 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2020, and is incorporated herein by reference.
Unregistered Sales of Equity Securities
We had no unregistered sales of our securities in fiscal 2020 not previously reported.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Subsequent to January 31, 2020, we established a share repurchase program. See Note 16 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act of 1934, (Exchange Act), or otherwise subject to the liabilities thereunder, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
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

	Base Period
Company/Index	04/28/2017	1/31/2018	1/31/2019	1/31/2020
Cloudera, Inc.	$100.00	$103.43	$74.59	$56.85
S&P 500 Index	100.00	118.44	113.42	135.29
S&P 500 Information Technology Index	100.00	128.17	125.30	180.31

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated statement of operations data for the years ended January 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of January 31, 2020 and 2019 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended January 31, 2017 and 2016 and the selected consolidated balance sheet data as of January 31, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended January 31, 2020, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of January 31, 2020, 2019 and 2018 set forth in the tables below are in compliance with the Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The consolidated statement of operations data for the year ended January 31, 2016 and the selected consolidated balance sheet data as of January 31, 2017 and 2016 set forth in the tables below do not reflect the adoption of Topic 606 and continue to be reported under the standards in effect for those periods. Further, we have included the financial position and results of operations of Hortonworks in our consolidated financial statements for fiscal years 2020 and 2019 from January 3, 2019, the date when we completed the Hortonworks merger. See Note 4 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes and the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.

	Years Ended January 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$667,826	$406,333	$302,617	$208,335	$119,150
Services	126,365	73,608	69,676	64,208	46,898
Total revenue	794,191	479,941	372,293	272,543	166,048
Cost of revenue:(1) (2) (4)
Subscription	117,739	63,329	70,902	38,704	30,865
Services	114,763	72,785	87,133	48,284	44,498
Total cost of revenue	232,502	136,114	158,035	86,988	75,363
Gross profit	561,689	343,827	214,258	185,555	90,685
Operating expenses:(1) (2) (3) (4)
Research and development	263,566	173,814	215,695	102,309	99,314
Sales and marketing	467,541	253,164	287,196	185,421	161,106
General and administrative	170,336	110,613	85,539	55,907	34,902
Total operating expenses	901,443	537,591	588,430	343,637	295,322
Loss from operations	(339,754)	(193,764)	(374,172)	(158,082)	(204,637)
Interest income, net	11,687	9,011	5,150	2,431	2,218
Other income (expense), net	185	(2,478)	1,429	(547)	386
Net loss before provision for income taxes	(327,882)	(187,231)	(367,593)	(156,198)	(202,033)
Provision for income taxes	(8,700)	(5,418)	(2,079)	(2,187)	(1,110)
Net loss attributable to common stockholders	$(336,582)	$(192,649)	$(369,672)	$(158,385)	$(203,143)
Net loss per share, basic and diluted	$(1.20)	$(1.21)	$(3.24)	$(4.35)	$(6.21)
Weighted-average shares used in computing net loss per share, basic and diluted(5)	280,772	159,816	114,141	36,406	32,724

(1)Amounts include stock-based compensation expense as follows:

	Years Ended January 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cost of revenue – subscription	$16,599	$9,959	$24,826	$1,426	$3,363
Cost of revenue – services	17,609	11,492	31,843	1,803	4,301
Research and development	75,554	41,430	100,143	5,606	23,048
Sales and marketing	63,360	27,918	90,420	5,757	19,187
General and administrative	47,232	26,566	42,774	7,122	13,691
Total stock-based compensation expense	$220,354	$117,365	$290,006	$21,714	$63,590

(2)Amounts include amortization of acquired intangible assets as follows:

	Years Ended January 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cost of revenue – subscription	$11,213	$3,251	$2,230	$1,997	$1,732
Sales and marketing	68,811	5,878	1,493	1,723	1,723
Total amortization of acquired intangible assets	$80,024	$9,129	$3,723	$3,720	$3,455

(3) In January 2017, we donated 1,175,063 shares of our common stock to the Cloudera Foundation. We recorded a non-cash charge of $21.6 million for the fair value of the donated shares, which was recognized in general and administrative expense for the year ended January 31, 2017.
(4) On April 27, 2017, the effective date of our IPO, the liquidity event-related performance condition was achieved for the majority of our restricted stock units (RSUs) and became probable of being achieved for the remaining RSUs. We recognized stock-based compensation expense using the accelerated attribution method with a cumulative catch-up of stock-based compensation expense in the amount of $181.5 million during fiscal 2018, attributable to service prior to such effective date. See Note 10 to the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
(5) See Note 2 and Note 14 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in the computation of the per share amounts.

	As of January 31,
	2020	2019	2018	2017	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$107,638	$158,672	$43,247	$74,186	$35,966
Marketable securities, current and noncurrent	375,554	378,546	399,422	181,480	362,279
Working capital	127,953	304,397	281,141	110,616	142,717
Total assets	2,299,790	2,196,643	751,811	442,544	512,887
Deferred revenue, current and noncurrent	541,677	507,569	237,400	217,424	158,175
Redeemable convertible preferred stock	—	—	—	657,687	657,687
Total stockholders’ equity (deficit)	1,438,369	1,562,069	428,174	(483,756)	(343,509)

Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we believe the following non-GAAP financial measure is useful in evaluating our operating performance.

	Years Ended January 31,
	2020	2019	2018	2017	2016

	(in thousands)
Other Financial Statement Data:
Non-GAAP operating loss	$(39,376)	$(67,270)	$(80,443)	$(111,074)	$(137,592)

We define non-GAAP operating loss as loss from operations before stock-based compensation expense, amortization of acquired intangible assets and donation of our common stock to the Cloudera Foundation. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, operating results or future outlook. Our management uses, and believes that investors benefit from referring to, this non-GAAP financial measure in evaluating our operating results, as well as when planning, forecasting, budgeting and analyzing future periods. We also use non-GAAP operating loss in conjunction with traditional GAAP measures to communicate with our board of directors concerning our financial performance.
We believe non-GAAP operating loss provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period to period comparisons of operations. We believe non-GAAP operating loss is useful in evaluating our operating performance compared to that of other companies in our industry as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our non-GAAP operating loss should be considered in addition to, not as a substitute for or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing investors and other users of our financial information a reconciliation of loss from operations to non-GAAP operating loss, the related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP operating loss in conjunction with loss from operations. The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Years Ended January 31,
	2020	2019	2018	2017	2016

	(in thousands)
Loss from operations	$(339,754)	$(193,764)	$(374,172)	$(158,082)	$(204,637)
Stock-based compensation expense	220,354	117,365	290,006	21,714	63,590
Amortization of acquired intangible assets	80,024	9,129	3,723	3,720	3,455
Donation of common stock to the Cloudera Foundation	—	—	—	21,574	—
Non-GAAP operating loss	$(39,376)	$(67,270)	$(80,443)	$(111,074)	$(137,592)

For the reasons set forth below, we believe that excluding the components described below provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as we do and in comparing our financial results across accounting periods and to financial results of peer companies.
•Stock-Based Compensation Expense. We exclude stock-based compensation expense from our non-GAAP financial measure consistent with how we evaluate our operating results and prepare our operating plans, forecasts and budgets. Further, when considering the impact of equity award grants, we focus on overall stockholder dilution rather than the accounting charges associated with such equity grants. The exclusion of the expense facilitates the comparison of results and business outlook for future periods with results for prior periods in order to better understand the long-term performance of our business.
•Amortization of Acquired Intangible Assets. We exclude the amortization of acquired intangible assets from our non-GAAP financial measure. Although the purchase accounting for an acquisition necessarily reflects the accounting value assigned to intangible assets, our management team excludes the GAAP impact of acquired intangible assets when evaluating our operating results. Likewise, our management team excludes amortization of acquired intangible assets from our operating plans, forecasts and budgets. The exclusion of the expense facilitates the comparison of results and business outlook for future periods with results for prior periods in order to better understand the long-term performance of our business.
•Donation of Common Stock to the Cloudera Foundation. During the fourth quarter of fiscal 2017, we issued 1,175,063 shares of our common stock to the Cloudera Foundation for no consideration. This resulted in a one-time non-cash charge of $21.6 million, which was recorded in general and administrative expenses on the consolidated statement of operations. Our management team does not consider this expense when evaluating our operating performance and we do not expect to make future grants of shares to the Cloudera Foundation and therefore consider this charge non-recurring and exclude the GAAP impact of the donation when evaluating our operating results. The exclusion of the expense facilitates the comparison of results and business outlook for future periods with results for prior periods in order to better understand the long-term performance of our business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Our fiscal year end is January 31, and references throughout this Annual Report to a given fiscal year are to the twelve months ended on that date.
This section of this Annual Report on Form 10-K generally discusses fiscal years 2020 and 2019 items and year-to-year comparisons between fiscal years 2020 and 2019. Discussions of fiscal year 2019 items and year-to-year comparisons between fiscal years 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, which was filed with the SEC on March 29, 2019.
Overview
At Cloudera, we believe that data can make what is impossible today, possible tomorrow. We empower people to transform complex data into clear and actionable insights. Powered by the relentless innovation of the open source community, we advance digital transformation for the world's largest enterprises. We deliver a modern enterprise data platform to manage and secure the data lifecycle from the Edge to AI, spanning any cloud or data center. We are an enterprise data cloud company.
In January 2019, we completed the merger with Hortonworks, Inc. (Hortonworks), a publicly-held company headquartered in Santa Clara, California (the Hortonworks merger). The combined company operates under the Cloudera name. We have included the financial results of Hortonworks in our consolidated financial statements from the date when we completed the Hortonworks merger.
We generate revenue from subscriptions and services. Please see “Components of Results of Operations - Revenue” for further details.
We market and sell our platform to a broad range of organizations, although we focus our selling efforts on the largest enterprises globally. We target these organizations because they capture and manage the vast majority of the world’s data and operate in highly complex IT environments. We market our platform primarily through a direct sales force while benefiting from business driven by our ecosystem of technology partners, resellers, original equipment manufacturers (OEMs), managed service providers, independent software vendors and systems integrators. As of January 31, 2020, we had approximately 1,900 customers.
We have a broad customer base that spans industries and geographies. For the years ended January 31, 2020, 2019 and 2018, no customer accounted for more than 10% of our total revenue. We have significant revenue in the banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data-intensive industries. Sales outside of the United States represented approximately 38%, 34% and 30% of our total revenue for the years ended January 31, 2020, 2019 and 2018, respectively.
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
In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a "pandemic." The extent of the impact of the coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. For example, in response to the coronavirus pandemic, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. At this point, the extent to which the coronavirus may impact our financial condition or results of operations is uncertain. Due to our subscription-based business model, the effect of the coronavirus may not be fully reflected in our results of operations until future periods, if at all.
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
Cost of Revenue
Cost of revenue for subscriptions primarily consists of personnel costs including salaries, bonuses, travel costs, benefits and stock-based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of certain acquired intangible assets from business combinations. Cost of revenue for services primarily consists of personnel costs including salaries, bonuses, benefits and stock-based compensation, fees to subcontractors associated with service contracts, travel costs and allocated shared costs (including rent and information technology).
Operating Expenses
Research and Development.  Research and development expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock-based compensation for our research and development employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology.
Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales-based incentives, benefits and stock-based compensation for our sales and marketing employees. In addition, sales and marketing expenses also include costs for advertising, promotional events, corporate communications, product marketing and other brand-building activities, allocated shared costs (including rent and information technology) and amortization of certain acquired intangible assets from business combinations. Most sales-based incentives are capitalized and expensed over the period of benefit from the underlying contracts.
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock-based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, legal and accounting services, merger related costs, other corporate expenses, and allocated shared costs (including rent and information technology).
Interest Income, net
Interest income primarily relates to amounts earned on our cash and cash equivalents and marketable securities.

Other Income (Expense), net
Other income (expense), net primarily relates to foreign currency transactions, realized gains and losses on our marketable securities, and other non-operating gains or losses.
Provision for Income Taxes
Provision for income taxes primarily consists of income taxes for certain foreign jurisdictions in which we conduct business. A valuation allowance is established, when necessary, for any portion of deferred income tax assets where it is considered more likely than not that it will not be realized.
Significant Impacts of Stock-based Compensation Expense
We have granted restricted stock units (RSUs) to our employees and members of our board of directors under our 2008 Equity Incentive Plan (the 2008 Plan), and our 2017 Equity Incentive Plan (the 2017 Plan). Prior to our IPO that was completed in May 2017, the employee RSUs vested upon the satisfaction of both a service-based condition and a liquidity event-related performance condition. The service-based vesting condition for these awards was generally satisfied pro-rata over four years. The liquidity event-related performance condition was achieved for the majority of our RSUs and probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock-based compensation expense using the accelerated attribution method with a cumulative catch-up of stock-based compensation expense in the amount of $181.5 million during fiscal 2018, attributable to service prior to such effective date.
The total stock-based compensation expense recorded on the effective date of our IPO associated with the achievement of the liquidity event-related performance condition was as follows (in thousands):

Cost of revenue – subscription	$15,292
Cost of revenue – services	19,695
Research and development	65,250
Sales and marketing	58,219
General and administrative	23,080
Total stock-based compensation expense	$181,536
As a result of the Hortonworks merger, we issued 4,076,157 stock options to purchase shares of our common stock and RSUs for 7,704,004 shares of our common stock to Hortonworks employees in exchange for their outstanding Hortonworks stock options and awards. The total fair value of the stock-based awards assumed is $63.5 million which is being recognized as stock-based compensation expense over a weighted-average period of 1.5 years from the completion of merger. Additionally, we recognized $13.1 million of stock-based compensation expense during the year ended January 31, 2019 due to the acceleration and modification of certain stock awards assumed as part of the Hortonworks merger.
We incurred $20.9 million and $6.2 million of additional stock-based compensation expense during the years ended January 31, 2020 and 2019, respectively, due to the acceleration and modification of stock awards held by certain former employees and former board members.
Results of Operations
The consolidated statements of operations data for each of the years ended January 31, 2020, 2019 and 2018 set forth in the tables below are in compliance with the new standards under Topic 606. Further, the results of operations for the year ended January 31, 2020 reflect the results of operations of the combined entity while the year ended January 31, 2019 included Hortonworks' results of operations from January 3, 2019 to January 31, 2019 as we completed our merger with Hortonworks on January 3, 2019.

The following table sets forth our results of operations for the periods indicated:

	Years Ended January 31,
	2020	2019	2018

	(in thousands)
Revenue:
Subscription	$667,826	$406,333	$302,617
Services	126,365	73,608	69,676
Total revenue	794,191	479,941	372,293
Cost of revenue:(1) (2)
Subscription	117,739	63,329	70,902
Services	114,763	72,785	87,133
Total cost of revenue	232,502	136,114	158,035
Gross profit	561,689	343,827	214,258
Operating expenses:(1) (2)
Research and development	263,566	173,814	215,695
Sales and marketing	467,541	253,164	287,196
General and administrative	170,336	110,613	85,539
Total operating expenses	901,443	537,591	588,430
Loss from operations	(339,754)	(193,764)	(374,172)
Interest income, net	11,687	9,011	5,150
Other income (expense), net	185	(2,478)	1,429
Net loss before provision for income taxes	(327,882)	(187,231)	(367,593)
Provision for income taxes	(8,700)	(5,418)	(2,079)
Net loss	$(336,582)	$(192,649)	$(369,672)
(1) Amounts include stock-based compensation expense as follows:

	Years Ended January 31,
	2020	2019	2018

	(in thousands)
Cost of revenue – subscription	$16,599	$9,959	$24,826
Cost of revenue – services	$17,609	$11,492	$31,843
Research and development	$75,554	$41,430	$100,143
Sales and marketing	$63,360	$27,918	$90,420
General and administrative	$47,232	$26,566	$42,774
Total stock-based compensation expense	$220,354	$117,365	$290,006

(2) Amounts include amortization of acquired intangible assets as follows:

	Years Ended January 31,
	2020	2019	2018

	(in thousands)
Cost of revenue – subscription	$11,213	$3,251	$2,230
Sales and marketing	68,811	5,878	1,493
Total amortization of acquired intangible assets	$80,024	$9,129	$3,723

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Years Ended January 31,
	2020	2019	2018

Revenue:
Subscription	84%	85%	81%
Services	16	15	19
Total revenue	100	100	100
Cost of revenue:(1) (2)
Subscription	15	13	19
Services	14	15	23
Total cost of revenue	29	28	42
Gross margin	71	72	58
Operating expenses:(1) (2)
Research and development	33	36	58
Sales and marketing	59	53	77
General and administrative	22	23	23
Total operating expenses	114	112	158
Loss from operations	(43)	(40)	(100)
Interest income, net	2	2	1
Other income (expense), net	—	(1)	1
Net loss before provision for income taxes	(41)	(39)	(98)
Provision for income taxes	(1)	(1)	(1)
Net loss	(42)%	(40)%	(99)%

(1) Amounts include stock-based compensation expense as a percentage of total revenue as follows:

	Years Ended January 31,
	2020	2019	2018
Cost of revenue – subscription	2%	2%	7%
Cost of revenue – services	2	2	9
Research and development	10	9	27
Sales and marketing	8	6	24
General and administrative	6	6	12
Total stock-based compensation expense	28%	25%	79%

(2) Amounts include amortization of acquired intangible assets as a percentage of total revenue as follows:

	Years Ended January 31,
	2020	2019	2018
Cost of revenue – subscription	1%	1%	1%
Sales and marketing	9	1	—
Total amortization of acquired intangible assets	10%	2%	1%

Revenue

	Years Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Subscription	$667,826	$406,333	$261,493	64%
Services	126,365	73,608	52,757	72%
Total revenue	$794,191	$479,941	$314,250	65%
As a percentage of total revenue:
Subscription	84%	85%
Services	16%	15%
Total revenue	100%	100%

The increase in subscription revenue for the year ended January 31, 2020, as compared to the prior fiscal year, was primarily attributable to the Hortonworks merger which resulted in volume driven increases in subscription sales to new customers.
The increase in services revenue for the year ended January 31, 2020, as compared to the prior fiscal year, was primarily attributable to the Hortonworks merger which resulted in increases in services sales to new customers.
Cost of Revenue, Gross Profit and Gross Margin

	Years Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue:
Subscription	$117,739	$63,329	$54,410	86%
Services	114,763	72,785	41,978	58%
Total cost of revenue	$232,502	$136,114	$96,388	71%
Gross profit	$561,689	$343,827	$217,862	63%
Gross margin:
Subscription	82%	84%
Services	9%	1%
Total gross margin	71%	72%
Cost of revenue, as a percentage of total revenue:
Subscription	15%	13%
Services	14%	15%
Total cost of revenue	29%	28%
The increase in cost of revenue for subscription during the year ended January 31, 2020, as compared to the prior fiscal year, was primarily due to our merger with Hortonworks. Specifically, there were increases of $27.6 million in employee-related costs including salaries and benefits as a result of increased headcount, $8.0 million in amortization of intangible assets, $7.1 million in allocated shared cost, and $6.6 million in stock-based compensation.
The increase in cost of revenue for services during the year ended January 31, 2020, as compared to the prior fiscal year, was primarily due to our merger with Hortonworks. Specifically, there were increases of $22.6 million in employee-related costs including salaries and benefits as a result of increased headcount, $10.3 million in third party contractor services required to support the added Hortonworks customer base, and $6.1 million in stock-based compensation.
Subscription gross margin decreased from 84% for the year ended January 31, 2019 to 82% for the year ended January 31, 2020, primarily due to one-time Hortonworks merger related valuation adjustments to deferred subscription revenue obligations and, as such, we expect these margins to improve over the next few quarters.
Services gross margin increased from 1% for the year ended January 31, 2019 to 9% for the year ended January 31, 2020, primarily due to a 72% increase in services revenue, while the increase in cost of services revenue was 58% as explained above.
Operating Expenses

	Years Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$263,566	$173,814	$89,752	52%
Sales and marketing	467,541	253,164	214,377	85%
General and administrative	170,336	110,613	59,723	54%
Total operating expenses	$901,443	$537,591	$363,852	68%
Operating expenses, as a percentage of total revenue:
Research and development	33%	36%
Sales and marketing	59%	53%
General and administrative	22%	23%
Total operating expenses	114%	112%

Research and Development
The increase in research and development expenses during the year ended January 31, 2020, as compared to the prior fiscal year, was primarily due to our merger with Hortonworks. Specifically, there were increases of $35.2 million in employee-related costs including salaries and benefits as a result of increased headcount, $34.1 million in stock-based compensation, and $6.6 million in allocated shared costs.
Sales and Marketing
The increase in sales and marketing expenses during the year ended January 31, 2020, as compared to the prior fiscal year, was primarily due to our merger with Hortonworks. Specifically, there were increases of $83.6 million in employee-related costs including salaries, benefits and travel as a result of increased headcount, $62.9 million in intangible amortization, $35.4 million in stock-based compensation, $15.5 million in marketing programs as required to support the combined company, and $5.6 million in allocated shared costs.
General and Administrative
The increase in general and administrative expenses during the year ended January 31, 2020, as compared to the prior fiscal year, was primarily due to our merger with Hortonworks. Specifically, there were increases of $23.3 million in employee-related costs including salaries and benefits as a result of increased headcount, $20.7 million in stock-based compensation, $16.0 million in consulting services mainly driven by post-merger related activities, $7.4 million in contractor services, and $4.4 million in allocated shared costs. Increases in general and administrative costs were partially offset by a decrease of $22.8 million in merger-related costs.

Interest Income, net

	Years Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income, net	$11,687	$9,011	$2,676	30%
Interest income, net increased primarily due to higher average interest rates on our investments in marketable securities during the year ended January 31, 2020.
Other Income (Expense), net

	Years Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense), net	$185	$(2,478)	$2,663	(107)%
Other income, net during the year ended January 31, 2020 was primarily due to foreign exchange gains as compared to other expense, net during the year ended January 31, 2019 due to foreign exchange losses.
Provision for Income Taxes

	Years Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Provision for income taxes	$8,700	$5,418	$3,282	61%
Provision for income taxes increased primarily due to our merger with Hortonworks, specifically relating to foreign income taxes on foreign earnings and tax withholding on international sales during the year ended January 31, 2020 as compared to the prior fiscal year.
Seasonality
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
Liquidity and Capital Resources
As of January 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $483.2 million which are held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset-backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. To date, our principal sources of liquidity have been payments received from customers for our subscriptions and services, the net proceeds we received through the sale of our common stock in our IPO in May 2017, our follow-on offering in October 2017 and private sales of equity securities. Further, we acquired $49.0 million of cash, cash equivalents and marketable securities as a result of the Hortonworks merger.
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock. Share repurchases may be made through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of the repurchases will be at the discretion of our management based on their evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The program does not have an expiration date, and it may be suspended or discontinued at any time. As of the date of this filing, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program.
We believe that our currently available resources will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our net expansion rate, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our subscriptions and services and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, or at all, we may not be able to adequately fund our business plans and it could have a negative effect on our operating cash flows and financial condition.
The following table summarizes our cash flows for the periods indicated:

	Years Ended January 31,
	2020	2019

	(in thousands)
Net cash (used in) provided by operating activities	$(36,826)	$34,273
Net cash (used in) provided by investing activities	(5,659)	61,959
Net cash (used in) provided by financing activities	(6,957)	5,626
Effect of exchange rate changes	(1,607)	(1,118)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(51,049)	$100,740
Operating Activities
Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscription agreements. Payments from customers for these subscription agreements are generally received near the beginning of the annual contract period. We also generate cash from the sales of our services offerings. Our primary uses of cash from operating activities are for employee related expenditures and leased facilities.
Net cash used in operating activities was $36.8 million during fiscal 2020 compared to $34.3 million in net cash provided by operating activities during fiscal 2019. Operating cash flow declined during fiscal 2020 compared to fiscal 2019 primarily due to costs associated with combining the Cloudera and Hortonworks businesses.
For the year ended January 31, 2020, net cash used in operating activities mainly consisted of our net loss of $336.6 million, adjusted for stock-based compensation expense of $220.4 million, depreciation and amortization expenses of $92.2 million, amortization of deferred costs of $47.6 million, non-cash lease expense of $45.6 million, and net cash outflow of $104.1 million from changes in assets and liabilities. The outflow from changes in assets and liabilities was primarily due to an increase of $68.6 million in deferred contract costs related to commissions earned, an increase of $36.7 million in deferred revenue as a result of increased subscription sales and timing of amounts billed to customers compared to revenue recognized during the same period, cash payments of $51.1 million for operating leases, and cash outflow of $23.0 million primarily from changes in other operating assets and liabilities.
For the year ended January 31, 2019, net cash provided by operating activities mainly consisted of our net loss of $192.6 million, adjusted for stock-based compensation expense of $117.4 million, amortization of deferred costs of $30.6 million, depreciation and amortization expenses of $17.4 million, and net cash inflow of $62.9 million from changes in assets and liabilities. The inflow from changes in assets and liabilities was primarily due to a decrease in accounts receivable of $54.2 million due to the timing of invoicing compared to the receipt of cash from customers, an increase in deferred revenue of $36.6 million due to the timing of amounts billed to customers compared to revenue recognized during the same period, an increase of $39.7 million in deferred costs due to the difference in timing of payment of deferred costs and recognition of these costs, and cash inflow of $10.4 million primarily from changes in other operating assets and liabilities.
Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, cash acquired or used for business combinations, and investments in capital and other assets to support our growth.
Net cash used in investing activities was $5.7 million during fiscal 2020 compared to $62.0 million in net cash provided by investing activities during fiscal 2019. Investing cash flow declined during fiscal 2020 compared to fiscal 2019 primarily because of the cash acquired in fiscal 2019 as part of our merger with Hortonworks with no similar activity in fiscal 2020.
For the year ended January 31, 2020, net cash used in investing activities consisted of purchases of marketable securities of $494.3 million, capital expenditures for purchases of property and equipment of $7.2 million, and cash used in a business combination of $4.5 million, partially offset by sales and maturities of marketable securities of $500.3 million.
For the year ended January 31, 2019, net cash provided by investing activities consisted primarily of sales and maturities of marketable securities of $492.2 million and cash acquired from the business combination with Hortonworks of $42.6 million, partially offset by purchases of marketable securities of $462.7 million and capital expenditures for purchases of property and equipment of $10.1 million.
Financing Activities
The changes in cash flows from financing activities primarily relate to net proceeds from or used for employee stock plans.
Net cash used in financing activities was $7.0 million during fiscal 2020 compared to $5.6 million in net cash provided by financing activities during fiscal 2019. Financing cash flow declined during fiscal 2020 compared to fiscal 2019 primarily due to an increase in taxes paid related to net share settlement of restricted stock units.
For the year ended January 31, 2020, net cash used in financing activities consisted of taxes paid related to the net share settlement of restricted stock units of $32.6 million, partially offset by proceeds from the exercise of stock options and withholdings under our employee stock plans of $25.7 million.
For the year ended January 31, 2019, net cash provided by financing activities consisted of proceeds from the exercise of stock options and withholdings under our employee stock plans of $21.8 million, partially offset by taxes paid related to the net share settlement of restricted stock units of $16.2 million.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations and Commitments
The following table summarizes our non-cancelable contractual obligations as of January 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1‑3 Years	4-6 Years	More than 6 Years

	(in thousands)
Operating leases (1)	$261,074	$26,153	$112,612	$95,943	$26,366
Total contractual obligations	$261,074	$26,153	$112,612	$95,943	$26,366

(1)We lease our facilities under long-term operating leases, which expire at various dates through 2031. The lease agreements frequently include provisions which require us to pay taxes, insurance, or maintenance costs. See Note 8 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for details.
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
Subscription Revenue
Subscription revenue relates to term (or time-based) subscriptions to our platform, which includes both open source and proprietary software and related support. Subscriptions include internet, email and phone support, bug fixes, and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. Revenue for subscription arrangements is recognized ratably beginning on the later of the date access is made available to the customer or the start of the contractual term of the arrangement. Subscription revenue also includes revenue related to functional intellectual property that is generally recognized on the date access is made available to the customer.
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
Business Combinations, Goodwill and Intangible Assets
We allocate the fair value of purchase consideration in a business combination to tangible assets, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows from acquired customers and acquired technology from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition or merger closing date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
We assess goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We test goodwill using the two-step process. In the first step, we compare the carrying amount of the reporting unit to the fair value based on the fair value of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired, and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill to its carrying amount to determine the amount of impairment loss, if any.
Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the intangible assets are expected to generate. If such review indicates that the carrying amount of our intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the periods presented.
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

Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $483.2 million and $537.2 million as of January 31, 2020 and 2019, respectively, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset-backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $3.8 million and $3.8 million as of January 31, 2020 and 2019, respectively.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non-U.S. operations, the majority of our revenue and expenses are denominated in other currencies such as Euro, British Pound Sterling, Australian Dollar, Chinese Yuan, Hungarian Forint, Singapore Dollar and Indian Rupee. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. As the U.S. dollar fluctuates against certain international currencies, the amounts of revenue and deferred revenue that we report in U.S. dollars for foreign subsidiaries that transact in international currencies may also fluctuate relative to what we would have reported using a constant currency rate.
For the year ended January 31, 2020, approximately 20% of our revenue and approximately 16% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended January 31, 2019, approximately 17% of our revenue and approximately 19% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the year ended January 31, 2020, we recorded foreign exchange transaction losses of less than a million. For the year ended January 31, 2019, we recorded a loss on foreign exchange transactions of $2.5 million. To date, we have not had a formal hedging program with respect to foreign currency, but we may in the future if our exposure to foreign currency should become more significant. For the year ended January 31, 2020, a hypothetical 10% increase or decrease in current exchange rates could have had a $4.2 million impact on our financial results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cloudera, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cloudera, Inc. (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended January 31, 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Identifying and evaluating terms and conditions in contracts

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company derives its revenues primarily from subscription and services fees. The Company determines revenue recognition following the five-step framework in Accounting Standards Codification 606, Revenue from Contracts with Customers. Management applies significant effort and judgment in identifying and evaluating any non-standard terms and conditions in customer contracts which may impact the determination of performance obligations or the timing of revenue recognition.

Auditing revenue recognition was challenging and complex due to the significant amount of effort and judgment required in the identification and evaluation of non-standard terms and conditions in customer contracts that impact revenue recognition.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s process and controls to identify and evaluate non-standard contract terms that impact the timing of revenue recognition.

Our substantive procedures included, among others, reviewing a sample of executed contracts and purchase orders to evaluate the contractual terms with the customer, and evaluating the timing and amount of revenue recognition for a sample of individual sales transactions. We also evaluated the accuracy of the Company’s contract review documentation, specifically related to the completeness of identification and evaluation of significant non-standard terms as well as the timing of revenue recognition.

                 /s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.
San Jose, California
March 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cloudera, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Cloudera, Inc.’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cloudera, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 27, 2020 expressed an unqualified opinion thereon.
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

                 /s/ Ernst & Young LLP

San Jose, California
March 27, 2020

CLOUDERA, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of January 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,638	$158,672
Marketable securities, current	253,361	322,005
Accounts receivable, net	249,971	242,980
Contract assets	4,648	4,824
Deferred costs	54,776	32,100
Prepaid expenses and other current assets	37,507	38,281
Total current assets	707,901	798,862
Property and equipment, net	21,988	27,619
Marketable securities, non-current	122,193	56,541
Intangible assets, net	605,236	679,326
Goodwill	590,361	586,456
Deferred costs, non-current	35,260	36,913
Restricted cash	3,352	3,367
Operating lease right-of-use assets	204,642	—
Other assets	8,857	7,559
TOTAL ASSETS	$2,299,790	$2,196,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,858	$8,185
Accrued compensation	61,826	53,590
Other contract liabilities, current	12,225	17,177
Other accrued liabilities	22,297	24,548
Operating lease liabilities, current	19,181	—
Deferred revenue, current	460,561	390,965
Total current liabilities	579,948	494,465
Operating lease liabilities, non-current	192,324	—
Deferred revenue, non-current	81,116	116,604
Other contract liabilities, non-current	810	1,296
Other liabilities	7,223	22,209
TOTAL LIABILITIES	861,421	634,574
Commitments and contingencies (Note 8 and Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding at January 31, 2020 and 2019	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized at January 31, 2020 and 2019; 295,167,761 and 268,818,627 shares issued and outstanding at January 31, 2020 and 2019, respectively	15	13
Additional paid-in capital	2,923,905	2,711,340
Accumulated other comprehensive gain (loss)	273	(42)
Accumulated deficit	(1,485,824)	(1,149,242)
TOTAL STOCKHOLDERS’ EQUITY	1,438,369	1,562,069
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,299,790	$2,196,643

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended January 31,
	2020	2019	2018
Revenue:
Subscription	$667,826	$406,333	$302,617
Services	126,365	73,608	69,676
Total revenue	794,191	479,941	372,293
Cost of revenue:(1) (2)
Subscription	117,739	63,329	70,902
Services	114,763	72,785	87,133
Total cost of revenue	232,502	136,114	158,035
Gross profit	561,689	343,827	214,258
Operating expenses:(1) (2)
Research and development	263,566	173,814	215,695
Sales and marketing	467,541	253,164	287,196
General and administrative	170,336	110,613	85,539
Total operating expenses	901,443	537,591	588,430
Loss from operations	(339,754)	(193,764)	(374,172)
Interest income, net	11,687	9,011	5,150
Other income (expense), net	185	(2,478)	1,429
Loss before provision for income taxes	(327,882)	(187,231)	(367,593)
Provision for income taxes	(8,700)	(5,418)	(2,079)
Net loss	$(336,582)	$(192,649)	$(369,672)
Net loss per share, basic and diluted	$(1.20)	$(1.21)	$(3.24)
Weighted-average shares used in computing net loss per share, basic and diluted	280,772	159,816	114,141

(1)Amounts include stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Cost of revenue – subscription	$16,599	$9,959	$24,826
Cost of revenue – services	17,609	11,492	31,843
Research and development	75,554	41,430	100,143
Sales and marketing	63,360	27,918	90,420
General and administrative	47,232	26,566	42,774

(2)Amounts include amortization of acquired intangible assets as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Cost of revenue – subscription	$11,213	$3,251	$2,230
Sales and marketing	68,811	5,878	1,493

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended January 31,
	2020	2019	2018
Net loss	$(336,582)	$(192,649)	$(369,672)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(935)	34	349
Unrealized gain (loss) on investments	1,250	756	(625)
Total other comprehensive income (loss), net of tax	315	790	(276)
Comprehensive loss	$(336,267)	$(191,859)	$(369,948)

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2017	74,907,415	$657,687	38,156,688	$2	$192,795	$(556)	$(586,921)	$(394,680)
Shares issued under employee stock plans	—	—	5,281,193	—	21,435	—	—	21,435
Vested restricted stock units converted into shares	—	—	9,974,266	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(74,907,415)	(657,687)	74,907,415	4	657,683	—	—	657,687
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	17,250,000	1	235,365	—	—	235,366
Issuance of common stock in connection with follow-on public offering, net of offering costs	—	—	3,000,000	—	46,008	—	—	46,008
Stock-based compensation expense	—	—	—	—	290,006	—	—	290,006
Shares issued related to business combination	—	—	358,206	—	2,081	—	—	2,081
Shares withheld related to net settlement of restricted stock units	—	—	(3,600,767)	—	(59,781)	—	—	(59,781)
Unrealized loss on investments	—	—	—	—	—	(625)	—	(625)
Foreign currency translation adjustment	—	—	—	—	—	349	—	349
Net loss	—	—	—	—	—	—	(369,672)	(369,672)
Balance as of January 31, 2018	—	—	145,327,001	7	1,385,592	(832)	(956,593)	428,174
Shares issued under employee stock plans	—	—	3,827,218	—	22,179	—	—	22,179
Vested restricted stock units converted into shares	—	—	9,079,901	—	—	—	—	—
Stock-based compensation expense	—	—		—	117,365	—	—	117,365
Shares issued in a business combination	—	—	111,304,700	6	1,202,422	—	—	1,202,428
Shares withheld related to net settlement of restricted stock units	—	—	(720,193)	—	(16,218)	—	—	(16,218)
Unrealized gain on investments	—	—	—	—	—	756	—	756
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	(192,649)	(192,649)
Balance as of January 31, 2019	—	—	268,818,627	13	2,711,340	(42)	(1,149,242)	1,562,069
Shares issued under employee stock plans	—	—	4,395,673	—	12,676	—	—	12,676
Vested restricted stock units converted into shares	—	—	23,273,233	2	—	—	—	2
Shares issued under employee stock purchase plan	—	—	2,497,928	—	12,156	—	—	12,156
Stock-based compensation expense	—	—	—	—	220,354	—	—	220,354
Shares withheld related to net settlement of restricted stock units	—	—	(3,817,700)	—	(32,621)	—	—	(32,621)
Unrealized gain on investments	—	—	—	—	—	1,250	—	1,250
Foreign currency translation adjustment	—	—	—	—	—	(935)	—	(935)
Net loss	—	—	—	—	—	—	(336,582)	(336,582)
Balance as of January 31, 2020	—	$—	295,167,761	$15	$2,923,905	$273	$(1,485,824)	$1,438,369

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended January 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(336,582)	$(192,649)	$(369,672)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	92,156	17,428	12,102
Non-cash lease expense	45,640	—	—
Stock-based compensation expense	220,354	117,365	290,006
Accretion and amortization of marketable securities	(2,294)	(1,406)	512
Amortization of deferred costs	47,552	30,634	23,284
Loss (gain) on disposal of fixed assets	414	(25)	(111)
Release of deferred tax valuation allowance	—	—	(806)
Changes in assets and liabilities:
Accounts receivable	(8,956)	54,231	(28,780)
Contract assets	176	(1,891)	(285)
Prepaid expenses and other assets	(8,456)	16,497	(16,194)
Deferred costs	(68,575)	(39,665)	(34,557)
Accounts payable	(4,089)	3,795	(667)
Accrued compensation	5,570	(17,962)	5,179
Accrued expenses and other liabilities	109	5,413	7,664
Other contract liabilities	(5,438)	5,922	12,509
Operating lease liabilities	(51,059)	—	—
Deferred revenue	36,652	36,586	57,548
Net cash (used in) provided by operating activities	(36,826)	34,273	(42,268)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(494,252)	(462,737)	(620,329)
Proceeds from sale of marketable securities and other investments	86,739	56,702	79,069
Maturities of marketable securities and other investments	413,557	435,478	321,552
Cash used in business combinations, net of cash acquired	(4,500)	—	(1,937)
Cash acquired in business combination	—	42,557	—
Capital expenditures	(7,203)	(10,086)	(12,954)
Proceeds from sale of equipment	—	45	145
Net cash (used in) provided by investing activities	(5,659)	61,959	(234,454)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in initial public offering	—	—	237,422
Net proceeds from issuance of common stock in follow-on offering	—	—	46,008
Taxes paid related to net share settlement of restricted stock units	(32,621)	(16,218)	(59,781)
Proceeds from employee stock plans	25,664	21,844	23,673
Net cash (used in) provided by financing activities	(6,957)	5,626	247,322
See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Cash Flows
(in thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,607)	(1,118)	1,067
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,049)	100,740	(28,333)
Cash, cash equivalents and restricted cash — Beginning of period	162,039	61,299	89,632
Cash, cash equivalents and restricted cash — End of period	$110,990	$162,039	$61,299
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$7,760	$4,775	$2,694
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in accounts payable and other accrued liabilities	$45	$208	$1,130
Fair value of common stock issued as consideration for business combinations	$—	$1,154,230	$2,081
Fair value of equity awards assumed	$—	$48,197	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$657,687
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,392	$—	$—

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
In January 2019, we completed our merger of Hortonworks, Inc. (Hortonworks), a publicly-held company headquartered in Santa Clara, California, and a provider of enterprise-grade, global data management platforms, services and solutions. We have included the financial results of Hortonworks in our consolidated financial statements from the date of completion of our merger.
During the year ended January 31, 2019, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The consolidated financial data for the years ended January 31, 2020, 2019 and 2018 and as of January 31, 2020 and 2019 included in this Form 10-K is in compliance with this standard.
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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2020, for example, refers to the fiscal year ended January 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, stock-based compensation expense, bonus attainment, self-insurance costs incurred, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the evaluation for impairment of intangible assets and goodwill, estimated period of benefit for deferred contract costs, estimates related to our revenue recognition such as, the assessment of elements in a multi-element arrangement and the valuation assigned to each element and contingencies, and the incremental borrowing rate used in discounting of our lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Segments
We operate as two operating segments – subscription and services. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and assess performance.
In January 2019, we completed our merger with Hortonworks. The combined company operates under the Cloudera name. We have integrated Hortonworks into our ongoing business operations and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Our consolidated financial statements for the year ended and as of January 31, 2019 include the impact of the Hortonworks merger, and our results of operations for the year ended January 31, 2020 reflect the results of operations of the combined entity.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is generally the local currency. The gains and losses resulting from translating our foreign subsidiaries’ financial statements into U.S. dollars have been reported in accumulated other comprehensive income (loss) on the consolidated balance sheet. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Equity is translated at the historical rates from the original transaction period. Revenue and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in other income (expense), net on the statement of operations.
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
Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheets. Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	As of January 31,
	2020	2019	2018
Cash and cash equivalents	$107,638	$158,672	$43,247
Restricted cash (1)	3,352	3,367	18,052
Cash, cash equivalents and restricted cash	$110,990	$162,039	$61,299
(1) The restricted cash balance as of January 31, 2019 decreased to $3.4 million from $18.1 million as of January 31, 2018 as a result of the removal of restrictions on letter of credit funds.
Marketable Securities
We have investments in various marketable securities which are classified as available for sale. We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net on the statement of operations. Changes in market value considered to be temporary are recorded as unrealized gains or losses in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense), net on the statement of operations. The cost of securities sold is based on the specific-identification method.
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
As of January 31, 2020 and 2019, no single customer represented more than 10% of accounts receivable. For the years ended January 31, 2020, 2019 and 2018, no single customer accounted for 10% or more of revenue.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount. We generally do not require collateral and estimate the allowance for doubtful accounts based on the age of outstanding receivables, historical experience, customer creditworthiness and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Past-due receivable balances are written off when internal collection efforts have been unsuccessful in collecting the amount due. As of January 31, 2020 and 2019, allowance for doubtful accounts was $0.8 million and $0.2 million, respectively. The movements in the allowance for doubtful accounts were not significant for any of the periods presented.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated using a straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not extend the life or improve the asset are expensed when incurred.
The estimated useful lives of our assets are as follows:

Computer software	2 years
Computer equipment	2-3 years
Furniture and office equipment	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of property and equipment during the years ended January 31, 2020, 2019 or 2018.
Leases
As a result of the adoption of ASU 2016-02, Leases (Topic 842), we have also made changes to our accounting policies with respect to leases. At the inception of a contract, we determine whether the contract is or contains a lease. All leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and lease liabilities. We have elected the short-term leases practical expedient which allows any leases with a term of 12 months or less to be considered short-term and thus will not have a lease liability or ROU asset recognized on the balance sheet.
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
We evaluate the recoverability of our long-lived assets, including intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, then the carrying amount of such assets is reduced to fair value.
There were no impairments of goodwill or intangible assets during the years ended January 31, 2020, 2019 or 2018.
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
Capitalized Software Costs
Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. There is generally no significant passage of time between achievement of technological feasibility and the availability of our software for general release, and the majority of our software is open-source. Therefore, we have not capitalized any software costs through January 31, 2020. All software development costs have been charged to research and development expense in the consolidated statements of operations as incurred.
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
Subscription revenue
Subscription revenue relates to term (or time-based) subscriptions to our platform, which includes both open source and proprietary software and related support. Subscriptions include internet, email and phone support, bug fixes, and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. Revenue for subscription arrangements is recognized ratably beginning on the later of the date access is made available to the customer or the start of the contractual term of the arrangement. Subscription revenue also includes revenue related to functional intellectual property that is generally recognized on the date access is made available to the customer.
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
Contract Assets
Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer when that right is conditional on something other than the passage of time (e.g., performance prior to invoicing on fixed fee service arrangements with substantive acceptance terms). We record unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as we have an unconditional right to invoice and receive payment in the future related to those fulfilled obligations. When we have unconditional rights to consideration, except for the passage of time, a receivable are recorded on the consolidated balance sheets. We do not typically include extended payment terms in our contracts with customers.
Contract Liabilities
Contract liabilities represent an obligation to transfer product offerings for which we have received consideration, or for which an amount of consideration is due from the customer (e.g., subscription arrangements where consideration is paid annually in advance). Contract liabilities are comprised of short-term and long-term deferred revenue and other contract liabilities. Deferred revenue consists of amounts invoiced to customers but not yet recognized as revenue. Our contract balances are reported as net contract assets or liabilities on a contract-by-contract basis at the end of each reporting period.

Contract Costs
Contract costs, consisting primarily of sales commissions and payroll taxes, that are incremental to obtaining a subscription contract with a customer are capitalized and recorded as deferred costs. We expect to recover deferred contract costs over the period of benefit from the underlying contracts. The amortization period for recovery is consistent with the timing of transfer to the customer of services to which the capitalized costs relate. Contract costs that relate to an underlying transaction are expensed commensurate with the recognition of revenue as performance obligations are satisfied. Contract costs that are incurred in excess of those relating to an underlying transaction are not considered commensurate with recognition of revenue as performance obligations are satisfied, and are amortized on a straight-line basis over the expected benefit period of five years. Commissions for services are treated as a separate class with a contract duration of less than a year and are expensed as incurred. Contract costs were $90.0 million and $69.0 million as of January 31, 2020 and 2019, respectively. For the years ended January 31, 2020, 2019, and 2018, amortization expense for the contract costs were $47.6 million, $30.6 million and $23.3 million, respectively, and there was no impairment loss in relation to the costs capitalized. We do not incur direct fulfillment-related costs of a nature required to be capitalized and amortized.
Cost of Revenue
Cost of revenue for subscriptions and services is expensed as incurred. Cost of revenue for subscriptions primarily consists of personnel costs such as salaries, bonuses and benefits and stock-based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of certain acquired intangible assets. Cost of revenue for services primarily consists of personnel costs for employees and subcontractors associated with service contracts, travel costs and allocated shared costs.
Research and Development
Research and development costs are expensed as incurred and primarily include personnel costs, contractor fees, allocated shared costs, supplies, and depreciation of equipment associated with the development of new features for our subscriptions prior to the establishment of their technological feasibility.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $15.4 million, $6.9 million, and $6.4 million for the years ended January 31, 2020, 2019 and 2018, respectively.
Stock-Based Compensation
We recognize stock-based compensation expense for all stock-based payments. Employee stock-based compensation cost is estimated at the grant date based on the fair value of the equity for financial reporting purposes and is recognized as expense over the requisite service period. Prior to our IPO, the fair value of our common stock for financial reporting purposes was determined considering objective and subjective factors and required judgment to determine the fair value of common stock for financial reporting purposes as of the date of each equity grant or modification.
We calculate the fair value of options and purchase rights granted under the ESPP based on the Black-Scholes option-pricing model. The Black-Scholes model requires the use of various assumptions including expected term and expected stock price volatility. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the award. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for options and ESPP purchase rights using volatilities of a group of public companies in a similar industry, stage of life cycle, and size. The interest rate is derived from government bonds with a similar term to the option or ESPP purchase right granted. We have not declared nor do we expect to declare dividends. Therefore, there is no dividend impact on the valuation of options or ESPP purchase rights. We use the straight-line method for employee expense attribution for stock options and ESPP purchase rights.

We have granted RSUs to our employees and members of our board of directors under our 2008 Equity Incentive Plan (2008 Plan) and our 2017 Equity Incentive Plan (2017 Plan). RSUs granted generally vest upon the satisfaction of a service-based vesting condition only, which is typically satisfied pro-rata over a period of three to four years.
In fiscal 2020, 2019 and 2018, stock-based compensation expense was recorded based on awards that were ultimately expected to vest, and such expense was reduced for forfeitures as they occurred. In fiscal 2017, stock-based compensation expense was recorded based on awards that were ultimately expected to vest, and such expense was reduced for estimated forfeitures. When estimating forfeitures, we considered voluntary termination behaviors as the trend in actual option forfeitures.
We estimate the fair value of options and other equity awards granted to non-employees using the Black-Scholes method. Stock-based compensation expense is recognized over the vesting period on a straight-line basis.
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
Net Loss Per Share
We follow the two-class method when computing net loss per common share as we issue shares that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Prior to the automatic conversion into shares of common stock as a result of our IPO, our redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in our losses. Diluted net loss per share is the same as basic net loss per share in all periods, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been or will be incurred and the amount of the liability can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Recently Adopted Accounting Standards
We adopted the following accounting standards in the first quarter of fiscal 2020:
•ASU 2018-07, Compensation-Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)
•ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The adoption of the above listed accounting standards did not have a material impact on our consolidated financial statements for the year ended January 31, 2020.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. We have early adopted this standard in the fourth quarter of fiscal 2020 for our year ended January 31, 2020. The adoption of the new accounting standard had no material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new standard on February 1, 2019 using the modified retrospective transition approach by applying the standard to all leases existing at the date of initial application and not restating comparative periods. Under this transition method, the application date of the new standard begins in the reporting period in which we have adopted the standard. We have elected the package of practical expedients permitted under the transition guidance, which allowed us not to reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) the accounting for any initial direct costs for any expired or existing leases. We have also elected the short-term lease exception and will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement).
As a result of the adoption of Topic 842, we recognized ROU assets and lease liabilities for operating leases of $235.9 million and $247.3 million, respectively, as of February 1, 2019. The aggregate lease liability differs from the ROU asset primarily due to lease incentives that are recognized over the life of the leases, and timing differences between when lease payments are remitted to lessors and when ROU asset amortization expense is charged to earnings. We currently have no finance leases. The adoption of the new lease accounting standard had no impact on cash provided by or used in operating, investing or financing activities on our consolidated statements of cash flows. The adoption of the new lease accounting standard did not impact our statements of operations nor previously reported financial results. See Note 8 to our consolidated financial statements for further information on the implementation of the standard.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss model in place of the currently used incurred loss method. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. For trade receivables, loans, and other financial instruments, an entity will be required to use a forward-looking expected loss model to recognize credit losses that are probable. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to eliminate inconsistencies and provide clarifications to the transition requirements of ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, to provide clarification guidance in the following areas: (i) expected recoveries for purchased financial assets with credit deterioration; (ii) transition relief for troubled debt restructurings; (iii) disclosures related to accrued interest receivables; (iv) financial assets secured by collateral maintenance provisions; and (v) conforming amendment to subtopic 805-20. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We will adopt this standard on February 1, 2020 using the modified retrospective adoption approach. We do not anticipate that ASU 2016-13 will have a material impact on our consolidated financial statements and disclosures based on the composition of the Company's historical credit loss activity, investment portfolio and current market conditions.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under this standard, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. The standard is effective prospectively for annual reporting periods and interim periods within those years, beginning after December 15, 2019. We will adopt this standard on February 1, 2020. We do not anticipate that ASU 2017-04 will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement (ASU 2018-13). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2019. We will adopt this standard on February 1, 2020 using the prospective adoption approach. We do not anticipate that ASU 2018-13 will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (ASU 2018-15), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The standard is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2019. We will adopt this standard on February 1, 2020 using the prospective adoption approach. We do not anticipate that ASU 2018-15 will have a material impact on our consolidated financial statements.
We continue to assess the potential impacts of the new standards, including the areas described above, however, we do not know or cannot reasonably estimate quantitative information, beyond that discussed above, related to the impact of the new standards on the consolidated financial statements at this time.
3.    Revenue from Contracts with Customers
The following table reflects our contract liabilities balances (in thousands):

	As of January 31,
	2020	2019
Deferred revenue, current	$460,561	$390,965
Other contract liabilities, current	12,225	17,177
Deferred revenue, non-current	81,116	116,604
Other contract liabilities, non-current	810	1,296
Total contract liabilities	$554,712	$526,042

Significant changes in the contract liabilities balances during the periods ended January 31, 2020 and 2019 are as follows (in thousands):

Contract Liabilities
February 1, 2018	$249,950
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(228,167)
Increases due to invoicing prior to satisfaction of performance obligations	270,759
Increases from a business combination	233,500
January 31, 2019	526,042
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(407,004)
Increases due to invoicing prior to satisfaction of performance obligations	435,674
January 31, 2020	$554,712
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
During the year ended January 31, 2020, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material and was primarily related to contract modifications.
As of January 31, 2020, approximately $877.2 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $585.2 million over the next 12 months and approximately $292.0 million thereafter.
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
The $1.2 billion fair value consideration transferred was determined based on $10.37 per share, the closing price of our stock on the closing date of the merger with Hortonworks (the Closing Date), for all shares of Hortonworks common stock outstanding immediately prior to the Closing Date. The fair value of the post share conversion of 4.1 million stock options, 0.9 million of performance restricted stock units and 9.0 million restricted stock units assumed was determined using the Black-Scholes option pricing model for stock option awards and observable market price of our common stock for valuation of performance and restricted share units. The share conversion ratio of 1.305 was applied to convert Hortonworks’ outstanding equity awards for Hortonworks’ common stock into equity awards for shares of our common stock. Further, we assumed stock-based awards with a total fair value of $63.5 million, which will be recognized as stock-based compensation expense over a weighted-average period of 1.5 years from the Closing Date. Additionally, we recognized $13.1 million of additional stock-based compensation expense during the year ended January 31, 2019 due to the acceleration and modification of certain stock awards assumed as part of our merger with Hortonworks.
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
The $552.8 million excess of purchase consideration over the fair value of total net assets acquired and liabilities assumed was recorded as goodwill. Goodwill of $525.2 million and $27.6 million was allocated to our subscription and services segments, respectively, based on the forecasted post-merger financial results of the subscription and services segments.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the Closing Date:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Unbilled contracts	$18,300	2
Customer relationships	661,600	10
Trade names	2,700	1
Total identified intangible assets	$682,600
Unbilled contracts represent the fair value of Hortonworks’ customer contracts that had yet to be billed as of the Closing Date. Customer relationships represent the fair value of the underlying relationships with Hortonworks’ customers. Trade names represent Hortonworks’ trademarks, which consumers associate with the source and quality of Hortonworks’ products and services. The estimated fair values of the intangible assets acquired were determined based on a combination of the income and market approaches to measure the fair value of unbilled contracts, customer relationships, and trade names. The fair value of unbilled contracts and customer relationships was measured based on the income approach, specifically the multi-period excess earnings method. The fair value of the trade names was determined using the relief-from-royalty method. The estimated remaining useful life of the customer relationships intangible is approximately 10 years, which approximates the mean and median of a benchmarking dataset from similar mergers or acquisitions over the last 7 years, focusing on transactions where customer relationships is the primary asset of the transaction. The estimated remaining useful life of unbilled contracts is based on the period over which the support and services are expected to be rendered and the estimated remaining useful life of trade names is based on our expected time frame to phase out the Hortonworks trade names.
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
The amounts of revenue and net loss of Hortonworks included in our results from the transaction date of January 3, 2019 through January 31, 2019 are as follows (in thousands):

29 Days Ended January 31, 2019
Revenue	$19,597
Net loss	(9,226)

5.    Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of January 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$34,596	$—	$—	$34,596
Marketable securities:
Asset-backed securities	68,194	235	—	68,429
Corporate notes and obligations	199,226	891	—	200,117
Commercial paper	46,460	7	—	46,467
Municipal securities	20,865	65	—	20,930
Certificates of deposit	14,996	19	—	15,015
U.S. treasury securities	24,563	33	—	24,596
Total cash equivalents and marketable securities	$408,900	$1,250	$—	$410,150

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$29,966	$—	$—	$29,966
Commercial paper	9,157	1	—	9,158
Certificates of deposit	3,999	1	—	4,000
Reverse repurchase agreements	5,000	—	—	5,000
Marketable securities:
Asset-backed securities	63,626	16	(57)	63,585
Corporate notes and obligations	140,710	136	(111)	140,735
Commercial paper	101,712	9	(1)	101,720
Certificates of deposit	46,551	21	(1)	46,571
U.S. treasury securities	21,949	—	(14)	21,935
Foreign government obligations	4,000	—	—	4,000
Total cash equivalents and marketable securities	$426,670	$184	$(184)	$426,670

Maturities of our noncurrent marketable securities generally range from one year to three years at both January 31, 2020 and 2019.

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	January 31, 2020		January 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$273,582	$274,058	$380,461	$380,335
Due after one year through five years	135,318	136,092	46,209	46,335
Total investments in marketable securities	$408,900	$410,150	$426,670	$426,670

The unrealized loss for each of these fixed rate marketable securities was not material as of January 31, 2020 and 2019. We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of January 31, 2020 and 2019. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the consolidated statement of operations and were not material for the years ended January 31, 2020, 2019 and 2018.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the years ended January 31, 2020 and 2019.
6.    Fair Value Measurement
Our financial assets and liabilities consist principally of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, and accounts payable. We measure and record certain financial assets and liabilities at fair value on a recurring basis. The estimated fair value of accounts receivable and accounts payable approximates their carrying value due to their short-term nature. Cash equivalents, marketable securities and restricted cash are recorded at estimated fair value.
All of our cash equivalents and marketable securities are classified within Level 1 or Level 2 because the cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.
We follow a three-level valuation hierarchy for disclosure of fair value measurements as follows:
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
Assets Measured at Fair Value on a recurring Basis
The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of January 31, 2020 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$34,596	$—	$34,596
Marketable securities:
Asset-backed securities	—	68,429	68,429
Corporate notes and obligations	—	200,117	200,117
Commercial paper	—	46,467	46,467
Municipal securities	—	20,930	20,930
Certificates of deposit	—	15,015	15,015
U.S. treasury securities	—	24,596	24,596
Total financial assets	$34,596	$375,554	$410,150

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

We value our Level 1 assets using quoted prices in active markets for identical instruments. We value our Level 2 assets with the help of a third-party pricing service using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or pricing models such as discounted cash flow techniques. We use such pricing data as the primary input, to which we have not made any material adjustments during the periods presented, to make our determination and assessments as to the ultimate valuation of these assets.
We have no Level 1, 2 or 3 liabilities and no Level 3 assets. There were no transfers between Level 1 and Level 2 assets for the years ended January 31, 2020 and 2019.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain of our assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no impairment charges recognized during the years ended January 31, 2020, 2019 and 2018.

7.     Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of January 31,
	2020	2019
Computer equipment and software	$22,489	$18,259
Office furniture and equipment	12,672	11,907
Leasehold improvements	24,236	24,316
Property and equipment, gross	59,397	54,482
Less: accumulated depreciation and amortization	(37,409)	(26,863)
Property and equipment, net	$21,988	$27,619
Depreciation expense was $12.1 million, $8.3 million and $8.4 million for the years ended January 31, 2020, 2019 and 2018, respectively.
Intangible Assets
Intangible assets consisted of the following as of January 31, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$17,570	$(11,321)	$6,249	2.0
Customer relationships and other acquired intangible assets	671,447	(80,847)	590,600	8.9
Unbilled contracts	18,300	(9,913)	8,387	0.9
Total	$707,317	$(102,081)	$605,236	8.7

Intangible assets consisted of the following as of January 31, 2019 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$11,986	$(9,258)	$2,728	1.9
Customer relationships and other acquired intangible assets	671,097	(12,036)	659,061	9.9
Unbilled contracts	18,300	(763)	17,537	1.9
Total	$701,383	$(22,057)	$679,326	9.6
Amortization expense for intangible assets was $80.0 million, $9.1 million and $3.7 million during the years ended January 31, 2020, 2019 and 2018, respectively. The significant increase in fiscal 2020 relates to the amortization of intangible assets recognized as part of our merger with Hortonworks in January 2019.

The expected future amortization expense of these intangible assets as of January 31, 2020 is as follows (in thousands):

2021	$77,941
2022	69,074
2023	66,722
2024	66,211
2025	66,160
2026 and thereafter	259,128
Total amortization expense	$605,236
Goodwill
The following table represents the changes to goodwill (in thousands):

Balance at January 31, 2018	$33,621
Hortonworks merger	552,835
Balance at January 31, 2019	586,456
Other (1)	3,905
Balance at January 31, 2020	$590,361
(1) Other consists of certain purchase accounting adjustments related to our merger with Hortonworks and to a business combination.
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of January 31,
	2020	2019
Accrued salaries, benefits and commissions	$27,067	$20,563
Accrued compensation-related taxes	15,205	11,797
Accrued bonuses	13,409	14,832
Employee stock purchase plan withholdings	2,732	1,902
Other	3,413	4,496
Total accrued compensation	$61,826	$53,590
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of January 31,
	2020	2019
Accrued professional costs	$6,182	$6,500
Accrued taxes	5,164	3,731
Accrued travel	1,574	2,751
Other (1)	9,377	11,566
Total other accrued liabilities	$22,297	$24,548
(1) Other includes amounts owed to third-party vendors that provide marketing, corporate event planning, cloud-computing services, self-insurance costs and amounts due for the settlement of certain marketable securities.

8. Leases
We have entered into various non-cancelable operating lease agreements for our facilities. Our leases have various expiration dates through September 2031. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.
As described within Note 2, we adopted ASU 2016-02, Leases, as of February 1, 2019, which requires, among other changes, operating leases with terms exceeding twelve months to be recognized as ROU assets and lease liabilities on the consolidated balance sheets.
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
Components of lease expense are summarized as follows (in thousands):

Twelve Months Ended January 31, 2020
Operating lease cost	$45,640
Short-term lease cost	2,276
Sublease income	(15,730)
Net lease cost	$32,186
Lease term and discount rate information are summarized as follows:

As of January 31, 2020
Weighted Average Remaining Lease Term (years)	6.8
Weighted Average Discount Rate	6%
Maturities of lease liabilities as of January 31, 2020 are as follows (in thousands):

Minimum Lease Payments, Gross
2021	$30,038
2022	39,497
2023	35,823
2024	36,453
2025	35,617
2026 and thereafter	83,646
Total lease payments	$261,074
Less imputed interest	(49,569)
Present value of lease liabilities	$211,505
We expect to receive $31.3 million of sublease rental proceeds in the next five years as of January 31, 2020.

As of January 31, 2019, prior to the adoption of Topic 842, future minimum lease payments under non-cancelable operating leases was as follows (in thousands):

Minimum Lease Payments, Gross
2020	$42,293
2021	41,475
2022	37,172
2023	34,249
2024	35,190
2025 and thereafter	115,481
Total minimum lease payments	$305,860

9.    Commitments and Contingencies
Letters of Credit
As of January 31, 2020 and 2019, we had a total of $19.9 million and $20.0 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Legal Proceedings
On June 7, 2019, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Christie v. Cloudera, Inc., et al., Case No. 5:19-cv-3221-LHK. The complaint named as defendants Cloudera, its former Chief Executive Officer, its Chief Financial Officer and a former officer and director, asserting alleged class claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) and SEC Rule 10b-5. Two substantially similar class action complaints, entitled Zarantonello v. Cloudera, Inc., et al., Case No. 5:19-cv-4007-LHK, and Dvornic v. Cloudera, Inc., et al., Case No. 5:19-cv-4310-LHK, were subsequently filed against the same defendants in the same court on July 12, 2019 and July 26, 2019, respectively. The suits have been consolidated under the name, In re Cloudera, Inc. Securities Litigation, Case No. 5:19-cv-3221-LHK. The court subsequently appointed lead plaintiffs and lead counsel, and a consolidated amended complaint was filed on February 14, 2020. The consolidated amended complaint asserts claims against the Company and three individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, based on allegedly false and misleading statements between April 28, 2017 and June 5, 2019. It also adds as defendants ten current or former directors or officers of the Company and Intel Corporation and asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks, and alleging that the registration statement contained untrue statements of material fact and omitted material facts. The complaint seeks, among other things, an award of damages and attorneys’ fees and costs. On March 18, 2020, the court vacated its prior order appointing lead plaintiffs and lead counsel and reopened the lead plaintiff process. Cloudera believes that the allegations in the action are without merit.
On June 7, 2019, a purported class action complaint was filed in the Superior Court of California, County of Santa Clara, entitled Lazard v. Cloudera, Inc., et al., Case No. 19CV348674. The complaint named as defendants Cloudera, thirteen individuals who are current or former directors or officers of the Company, and Intel Corporation. The complaint alleged that the registration statement contained untrue statements of material fact and omitted material facts. Two substantially similar suits, entitled Franchi v. Cloudera, Inc., et al., Case No. 19CV348790, and Cannizzo v. Cloudera, Inc., et al., Case No. 19CV348974, were subsequently filed in the same court on June 11, 2019 and June 14, 2019, respectively. The suits have been consolidated under the name In re Cloudera, Inc. Securities Litigation, and the consolidated amended complaint purports to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks, and alleges that the registration statement contained untrue statements of material fact and omitted material facts. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. Cloudera believes that the allegations in the lawsuits are without merit.
On July 30, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Lee, et al. v. Cole, et al., Case No. 1:19-cv-01422-LPS. The complaint names as defendants eleven individuals who are current or former directors or officers of the Company, names the Company as a nominal defendant, and purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, and alleged violation of Sections 10(b) and 20(a) of the Exchange Act. On September 5, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Slattery v. Reilly, et al., Case No. 1:19-cv-01662-LPS. The complaint names as defendants thirteen individuals who are current or former directors or officers of the Company, names the Company as a nominal defendant, and purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, and alleged violations of Section 10(b), 14 and 20(a) of the Exchange Act. On October 16, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Frentzel v. Bearden, et al., Case No. 1:19-cv-01962-LPS. The complaint names as defendants thirteen individuals who are current or former directors or officers of the Company, and names the Company as a nominal defendant, and purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, alleged violations of Section 14 of the Exchange Act, insider selling and misappropriation of information. All three derivative actions are based on allegations that are substantially similar to those in the class actions filed in the United States District Court for the Northern District of California, described above. All three derivative actions seek, among other things, an award of damages on behalf of the Company, corporate governance reforms and attorneys’ fees and costs. The Slattery and Frentzel actions additionally seek disgorgement on behalf of the Company. The suits have been consolidated under the name, In re Cloudera, Inc. Stockholder Derivative Litigation, Case No. 1:19-cv-01422-LPS. A consolidated amended complaint has not yet been filed.
On September 3, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, entitled Chen v. Reilly, et al., Case No. 5:19-cv-05536-LHK. That complaint names as defendants thirteen individuals who are current or former directors or officers of the Company, names the Company as a nominal defendant, and action purports to assert claims on the Company’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged violation of Section 14(a) of the Exchange Act. On September 10, 2019, a purported shareholder derivative complaint that is substantially similar to the Chen action and is brought against the same defendants, was filed in the United States District Court for the Northern District of California, entitled Fu v. Reilly, et al., Case No. 5:19-cv-05705-LHK. Both derivative actions are based on allegations that are substantially similar to those in the class actions filed in the United States District Court for the Northern District of California, described above. Both derivative actions seek, among other things, an award of damages on behalf of the Company, corporate governance reforms and attorneys’ fees and costs. The suits have been consolidated under the name, In re Cloudera, Inc. Derivative Litigation, Case No. 5:19-cv-05536-LHK. A consolidated amended complaint has not yet been filed and the case is currently stayed.
In the ordinary course of business, we are or may be involved in a variety of litigation matters, suits, investigations, and proceedings, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these litigation matters can have an adverse impact on us because of defense costs, diversion of management resources, harm to reputation, and other factors. Future litigation may be necessary to defend ourselves, or our customers or partners on indemnity matters, by determining the scope, enforceability and validity of third-party proprietary rights or by establishing our proprietary rights. Further, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, potential negative publicity, diversion of management resources and other factors. While we are not aware of other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our business, consolidated financial position, results of operations or cash flows, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Accordingly, there can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows in a particular period or subject us to an injunction that could seriously harm our business.
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
Indemnification
From time to time, we enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases under which we may be required to indemnify property owners for environmental and other liabilities and other claims arising from our use of the applicable premises, (ii) our amended and restated bylaws, under which we must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship with us, (iii) contracts under which we must indemnify directors and certain officers for liabilities arising out of their relationship with us, (iv) contracts under which we may be required to indemnify customers or partners against certain claims, including claims from third parties asserting, among other things, infringement of their intellectual property rights, and (v) procurement, consulting, or license agreements under which we may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to the supplied products, technology or services. From time to time, we may receive indemnification claims under these contracts in the normal course of business. In addition, under these contracts we may have to modify the accused infringing intellectual property and/or refund amounts received.
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
10.    Stock-Based Compensation
We maintain two stock-based compensation plans: the 2017 Equity Incentive Plan (2017 Plan), and the 2008 Equity Incentive Plan (2008 Plan), collectively referred to as the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
When we adopted the 2017 Plan in March 2017, we reserved 30,000,000 shares of our common stock for issuance, plus an additional number of shares of common stock equal to any shares reserved but not issued or subject to outstanding awards under our 2008 Plan on the effective date of our 2017 Plan, plus, on and after the effective date of our 2017 Plan, (i) shares that are subject to outstanding awards under the 2008 Plan which cease to be subject to such awards, (ii) shares issued under the 2008 Plan which are forfeited or repurchased at their original issue price, and (iii) shares subject to awards under the 2008 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. The number of shares reserved for issuance under our 2017 Plan will increase automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2020, 14,758,388 additional shares were authorized for issuance by the board of directors. As of January 31, 2020, there were 13,269,006 shares of common stock reserved and available for future issuance under the Stock Plans.
As a result of the Hortonworks merger, a total fair value of the stock-based awards assumed was $63.5 million, which is being recognized as stock-based compensation expense over a weighted-average period of 1.5 years from the Closing Date. Additionally, we recognized $13.1 million of stock-based compensation expense during the year ended January 31, 2019 due to the acceleration and modification of certain employee awards assumed as part of the Hortonworks merger.
During the years ended January 31, 2020 and 2019, we incurred approximately $20.9 million and $6.2 million, respectively, of additional stock-based compensation expense related to the acceleration and modification of stock awards held by certain former employees and former board members.
Stock Options
Stock options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of three to four years, with 25% vesting after one year and then ratably on a monthly basis for the remaining two to three years.
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2019	19,117,696	$5.83	4.3	$154,431
Exercised	(4,395,673)	2.88	—	—
Canceled	(1,191,660)	15.25	—	—
Balance — January 31, 2020	13,530,363	$5.96	2.1	$70,057
Exercisable— January 31, 2020	13,478,227	$5.91	2.0	$70,057
Vested and Expected to Vest — January 31, 2020	13,530,363	$5.96	2.1	$70,057

The total intrinsic value of options exercised during the years ended January 31, 2020, 2019 and 2018 was $26.2 million, $31.2 million and $64.1 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to option exercises has been recognized.
The total grant-date fair value of stock options vested during the years ended January 31, 2020, 2019 and 2018 was $1.6 million, $27.9 million and $15.2 million, respectively. The weighted-average grant-date fair value of employee options granted during the years ended January 31, 2019 and 2018 was $4.58 and $8.67 per share, respectively. There were no options granted during the year ended January 31, 2020.
The fair value of each stock option grant was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended January 31,
	2019	2018
Volatility	45.0%	45.3%
Risk-free interest rate	2.5%	2.0%
Expected term (in years)	5.0 years	6.1 years
Expected dividends	—%	—%
The unamortized stock-based compensation expense for options of $0.3 million at January 31, 2020 will be recognized over the average remaining vesting period of 0.80 years.
Restricted Stock Units
We issue RSUs to employees and directors under the Stock Plans. Prior to our IPO in May 2017, the employee RSUs vested upon the satisfaction of both a service-based vesting condition and a liquidity event-related performance vesting condition. RSUs granted subsequent to our IPO vest upon the satisfaction of a service-based vesting condition only. The service-based condition for the majority of these awards is generally satisfied pro-rata over four years. For new employee grants, the RSUs generally meet the service-based condition over a four-year period, with 25% met after one year and then ratably on a quarterly basis for the remaining three years. For continuing employee grants, the RSUs generally meet the service-based condition pro-rata quarterly over a period of three to four years.
The liquidity event-related performance condition is satisfied upon the occurrence of a qualifying liquidity event, such as the effective date of an IPO, or six months following the effective date of an IPO. During the quarter ended April 30, 2017, the majority of RSUs were modified such that the liquidity event-related performance condition is satisfied upon the effective date of an IPO, rather than six months following an IPO. The modification established a new measurement date for these modified RSUs. The liquidity event-related performance condition is viewed as a performance-based criterion for which the achievement of such liquidity event is not deemed probable for accounting purposes until the event occurs. The liquidity event-related performance condition was achieved for the majority of our RSUs and became probable of being achieved for the remaining RSUs on April 27, 2017, the effective date of our IPO. We recognized stock-based compensation expense using the accelerated attribution method with a cumulative catch-up of stock-based compensation expense in the amount of $181.5 million in fiscal 2018, attributable to service prior to such effective date.
The following table summarizes RSU activity and related information under the Stock Plans:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance —January 31, 2019	35,058,103	$13.25
Granted	36,075,434	8.96
Canceled	(9,276,310)	12.49
Vested and converted to shares	(23,273,233)	11.15
Balance —January 31, 2020	38,583,994	$10.85

The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2020, 2019 and 2018 was $8.96, $12.08 and $16.93 per share, respectively. The total fair value of RSUs vested during the years ended January 31, 2020, 2019 and 2018 was $218.3 million, $128.7 million, and $166.7 million, respectively.
The unamortized stock-based compensation expense for RSUs was $366.6 million as of January 31, 2020 and will be recognized over the average remaining vesting period of 2.2 years.
Employee Stock Purchase Plan
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
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2020, 2,951,677 additional shares were authorized for issuance by the board of directors. As of January 31, 2020, the total number of shares available for grant under the ESPP was 2,905,694 shares.
As of January 31, 2020, $2.7 million was withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation in our consolidated balance sheets. See Note 7 for additional information.
The fair value of each ESPP grant was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended January 31,
	2020	2019	2018
Volatility	31.9%	38.8%	32.9%
Risk-free interest rate	1.9%	2.4%	1.2%
Expected term (in years)	0.5 years	0.5 years	0.6 years
Expected dividends	—%	—%	—%

11.  Income taxes
The domestic and foreign components of loss before provision for income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2020	2019	2018
Domestic	$(340,542)	$(191,479)	$(372,466)
Foreign	12,660	4,248	4,873
Net loss before provision for income taxes	$(327,882)	$(187,231)	$(367,593)

The components of provision for income taxes are as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	(18)	(106)	(112)
Foreign	(8,766)	(5,371)	(3,097)
Total	(8,784)	(5,477)	(3,209)
Deferred:
Federal	—	—	917
State	—	—	—
Foreign	84	59	213
Total	84	59	1,130
Total provision for income taxes	$(8,700)	$(5,418)	$(2,079)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
U.S. federal statutory income tax	$68,856	$39,318	$124,287
Research tax credits	6,120	10,044	7,976
Stock-based compensation	(6,395)	(3,004)	(5,124)
Change in valuation allowance	8,566	(42,450)	2,907
Foreign tax rate differential	(6,384)	(4,945)	—
Legal expenses	—	(4,000)	—
Federal tax rate change	—	—	(132,387)
Global intangible low-taxed income	(3,668)	—	—
Non-deductible compensation	(1,150)	—	—
Change in U.S. tax status of foreign entities	(72,449)	—	—
Other	(2,196)	(381)	262
Provision for income taxes	$(8,700)	$(5,418)	$(2,079)

The deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2020	2019
Deferred tax assets:
Accruals and reserves	$7,948	$13,753
Deferred revenue	28,621	—
Net operating loss carryforwards	475,390	430,220
Research and development credits and other credits	75,168	62,869
Stock-based compensation	18,428	30,946
ROU assets/lease liability	53,048	—
Gross deferred tax assets	658,603	537,788
Less valuation allowance	(459,649)	(454,278)
Total deferred tax assets, net of valuation allowance	198,954	83,510
Deferred tax liabilities:
Depreciation and amortization	(128,825)	(61,285)
Deferred revenue	—	(5,026)
ROU assets/lease liability	(48,085)	—
Deferred costs	(21,609)	(16,768)
Gross deferred tax liabilities	(198,519)	(83,079)
Net deferred tax assets	$435	$431

Undistributed earnings of our foreign subsidiaries at January 31, 2020 are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (GILTI) regimes as enacted by the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act), those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. However, we could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which we could be subject to are not material to the accompanying financial statements.
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
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a valuation allowance to offset deferred tax assets at January 31, 2020 and 2019 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended January 31, 2020 and 2019 was an increase of approximately $5.4 million and $182.9 million, respectively.
At January 31, 2020, we have federal, California and other state net operating loss carryforwards of approximately $1.9 billion, $528.7 million and $682.1 million, respectively, expiring beginning fiscal 2028, for federal and California purposes and fiscal 2020 for other states’ purposes.
At January 31, 2020, we have federal and state research credit carryforwards of approximately $56.9 million and $46.7 million, respectively, expiring beginning in fiscal 2029 for federal purposes. The state credits can be carried forward indefinitely.

Federal and state tax laws may impose substantial restrictions on the utilization of the net operating loss and credit carryforward attributes in the event of an ownership change as defined in Section 382 and Section 383 of the Internal Revenue Code. Accordingly, our ability to utilize these carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of our net operating loss and credit carryforwards before they are utilized. We have performed an analysis to determine whether an ownership change has occurred since inception. The analysis identified several historical ownership changes; however, the limitations did not result in a material restriction on the use of our carryforwards. In the event we experience any subsequent changes in ownership, the availability of our carryforwards in any taxable year could change.
For benefits to be recorded, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

The following table reflects the changes in the gross unrecognized tax benefits (in thousands):

	Years Ended January 31,
	2020	2019	2018
Balance as of beginning of year	$18,600	$11,700	$9,600
Tax positions taken in prior period:
Gross increases	600	—	—
Tax positions taken in current period:
Gross decreases	—	(1,000)	—
Gross increases(1)	5,200	7,900	2,100
Balance as of end of year	$24,400	$18,600	$11,700
(1) Includes $7.4 million from the Hortonworks merger for fiscal year 2019.
As of January 31, 2020, the total amount of gross unrecognized tax benefits was $24.4 million, of which $1.6 million, if recognized, would impact our effective tax rate.
We recognize interest and penalties related to income tax matters in the provision for income taxes. As of January 31, 2020, we had no accrued interest and penalties related to uncertain tax positions. We are subject to taxes in the United States and other foreign jurisdictions. In the normal course of business, we are subject to examination by various federal, state and local taxing authorities. We are not currently under audit by the Internal Revenue Service or any other tax authority. All tax years remain open to examination by major taxing jurisdictions in which we file returns.
12.  Related Party Transactions
Certain members of our board of directors currently serve on the board of directors or as an executive of certain companies that are our customers. The aggregate revenue we recognized from these customers was $16.2 million, $21.2 million and $19.6 million for the years ended January 31, 2020, 2019 and 2018, respectively. There was $1.2 million and $2.5 million in accounts receivable due from these customers as of January 31, 2020 and 2019, respectively.
13.  Segment Information
In January 2019, we completed our merger with Hortonworks. The combined company operates under the Cloudera name. We have integrated Hortonworks into our ongoing business operations and our chief operating decision maker, our chief executive officer, evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis.
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
Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Segment contribution margin includes segment revenue less the related cost of sales excluding certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, amortization of certain acquired intangible assets, direct sales and marketing costs, research and development costs, corporate general and administrative costs, such as legal and accounting, interest income, interest expense, and other income and expense.
Financial information for each reportable segment was as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Revenue:
Subscription	$667,826	$406,333	$302,617
Services	126,365	73,608	69,676
Total revenue	$794,191	$479,941	$372,293

	Years Ended January 31,
	2020	2019	2018
Contribution margin:
Subscription	$577,899	$356,214	$258,771
Services	29,211	12,315	14,386
Total segment contribution margin	$607,110	$368,529	$273,157

The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Segment contribution margin	$607,110	$368,529	$273,157
Amortization of acquired intangible assets	(80,024)	(9,129)	(3,723)
Stock-based compensation expense	(220,354)	(117,365)	(290,006)
Corporate costs, such as research and development, corporate general and administrative and other	(646,486)	(435,799)	(353,600)
Loss from operations	$(339,754)	$(193,764)	$(374,172)

Sales outside of the United States represented approximately 38%, 34% and 30% of our total revenue for the years ended January 31, 2020, 2019 and 2018, respectively. No individual foreign country represented more than 10% of revenue in any period presented. All revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of January 31, 2020 and 2019, assets located outside the United States were 5% and 4% of total assets, respectively.

14.  Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Years Ended January 31,
	2020	2019	2018
Numerator:
Net loss	$(336,582)	$(192,649)	$(369,672)
Denominator:
Weighted-average shares used in computing net loss, basic and diluted	280,772	159,816	114,141
Net loss per share, basic and diluted	$(1.20)	$(1.21)	$(3.24)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	As of January 31,
	2020	2019	2018
Stock options to purchase common stock	13,530	19,118	18,407
Restricted stock awards	38,584	35,058	22,243
Shares issuable pursuant to the ESPP	969	724	522
Total	53,083	54,900	41,172

15.  Selected Quarterly Financial Data (unaudited)
The following table sets forth selected summarized quarterly financial information for each of the eight quarters in fiscal 2020 and 2019 (in thousands, except per share data):

	April 30	July 31	October 31	January 31	Fiscal Year
Fiscal 2020
Revenue	$187,468	$196,711	$198,292	$211,720	$794,191
Gross profit	126,235	139,581	140,664	155,209	561,689
Loss from operations	(103,753)	(89,097)	(82,467)	(64,437)	(339,754)
Net loss	$(103,130)	$(87,043)	$(82,122)	$(64,287)	$(336,582)
Net loss per share, basic and diluted (*)	$(0.38)	$(0.31)	$(0.29)	$(0.22)	$(1.20)

Fiscal 2019
Revenue	$103,459	$112,979	$118,988	$144,515	$479,941
Gross profit	70,108	80,847	89,012	103,860	343,827
Loss from operations	(51,702)	(29,424)	(25,673)	(86,965)	(193,764)
Net loss	$(52,322)	$(28,949)	$(25,857)	$(85,521)	$(192,649)
Net loss per share, basic and diluted (*)	$(0.36)	$(0.19)	$(0.17)	$(0.45)	$(1.21)
(*) Net loss per share is computed independently. Therefore, the sum of the quarterly net loss per share may not equal to the total computed for the year or any cumulative interim period.

16. Subsequent Events
On March 3, 2020, the Company's board of directors authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock. Share repurchases may be made through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of the repurchases will be at the discretion of our management based on their evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The program does not have an expiration date, and it may be suspended or discontinued at any time. As of the date of this filing, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2020 and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2020 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2020 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2020 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2020 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements
Our consolidated financial statements are listed in the "index to Consolidated Financial Statements" under Part II, Item 8, of this Annual Report.
(b) Financial Statement Schedules
All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Item 8, entitled the “Consolidated Financial Statements and Supplementary Data.”
(c) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01*	Restated Certificate of Incorporation of the Registrant	10-Q	001-38069	3.01	6/9/2017
3.02*	Amended and Restated Bylaws of the Registrant	8-K	001-38069	3.01	3/26/2020
4.01*	Form of Registrant’s Common Stock Certificate	S-1	333-217071	4.01	3/31/2017
4.02*	Amended and Restated Investor Rights Agreement, dated as of March 28, 2017, by and among the Registrant and certain investors of the Registrant	S-1	333-217071	4.02	3/31/2017
4.03*	Voting and Standstill Agreement, dated as of March 28, 2017, by and between the Registrant and Intel Corporation	S-1	333-217071	4.03	3/31/2017
4.04*	Confidentiality Agreement, dated as of March 21, 2014, by and between the Registrant and Intel Corporation	S-1	333-217071	4.04	3/31/2017
4.05*	Voting and Standstill Agreement, dated as of August 12, 2019, by and among the Registrant, Mr. Carl C. Icahn, Icahn Enterprises, L.P. and their certain affiliates	8-K	001-38069	10.01	8/12/2019
4.06	Description of the Registrant's securities					X
10.01*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-217071	10.01	3/31/2017
10.02*	2008 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-217071	10.02	3/31/2017
10.03*	2017 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-217071	10.03	4/10/2017
10.04*	2017 Employee Stock Purchase Plan and forms thereunder	S-1/A	333-217071	10.04	4/10/2017

10.05*	Offer Letter between Thomas J. Reilly and the Registrant, dated May 22, 2013	S-1	333-217071	10.05	3/31/2017
10.06*	Employment Agreement between Jim Frankola and the Registrant, dated September 10, 2012	S-1	333-217071	10.06	3/31/2017
10.07*†	Lease between 495 Java Drive Associates, L.P. and the Registrant, dated as of April 18, 2013	S-1	333-217071	10.08	3/31/2017
10.08*†	Lease between 395 Page Mill LLC and the Registrant, dated as of September 6, 2016	S-1	333-217071	10.09	3/31/2017
10.09*	Sublease between Rubrik, Inc. and the Registrant, dated as of February 8, 2017	S-1	333-217071	10.11	3/31/2017
10.10*	Amended and Restated Collaboration and Optimization Agreement, dated as of March 28, 2017, by and between the Registrant and Intel Corporation	S-1	333-217071	10.12	3/31/2017
10.11*†	Enterprise Subscription Agreement, dated as of April 25, 2014, by and between the Registrant and Intel Corporation	S-1	333-217071	10.13	3/31/2017
10.12*	Gazzang, Inc. Amended and Restated 2008 Stock Purchase and Option Plan	S-8	333-217522	4.07	4/28/2017
10.13*	Cloudera Inc. Bonus Plan - Executive Officers and Leadership Team (as amended March 24, 2020)	8-K	001-38069	10.01	3/26/2020
10.14*†	Amendment 1 to the Enterprise Subscription Agreement, dated as of October 31, 2017, by and between the Registrant and Intel Corporation	10-K	001-38069	10.17	4/4/2018
10.15*†	Amendment 2 to the Enterprise Subscription Agreement, dated as of November 17, 2017, by and between the Registrant and Intel Corporation	10-K	001-38069	10.18	4/4/2018
10.16*†	Amendment No. 2 to Collaboration and Optimization Agreement, dated as of February 1, 2018, by and between the Registrant and Intel Corporation	10-K	001-38069	10.19	4/4/2018
10.17*	Amendment 3 to the Enterprise Subscription Agreement, dated as of March 30, 2018 by and between the Registrant and Intel Corporation	10-K	001-38069	10.20	4/4/2018
10.18*	Form of the Registrant’s Severance and Change in Control Agreement	10-K	001-38069	10.21	4/4/2018
10.19*	Offer Letter between Arun Murthy and the Registrant, dated December 31, 2018	10-K	001-38069	10.24	3/29/2019
10.20*	Severance and Change in Control Agreement between Arun Murthy and the Registrant, dated December 31, 2018	10-K	001-38069	10.25	3/29/2019
10.21*	Executive Transition Agreement, dated June 5, 2019	8-K	001-38069	10.01	6/5/2019
10.22*	Confidentiality Agreement between the Registrant and affiliates of Icahn Enterprises L.P. dated August 12, 2019	8-K	001-38069	10.02	8/12/2019
10.23*	Share Acquisition and Restriction Agreement, dated July 31, 2019, between Thomas J. Reilly and the Registrant	10-Q	001-38069	10.01	9/4/2019
10.24*	Amendment to Employment Offer Letter, dated July 31, 2019, from the Registrant to Arun C. Murthy	10-Q	001-38069	10.02	9/4/2019
10.25*	Offer of Employment Letter of Interim Chief Executive Officer, effective as of July 31, 2019	10-Q	001-38069	10.03	9/4/2019
10.26	Separation Agreement between Marty Cole and the Registrant, dated January 12, 2020					X
10.27	Employment Agreement between Robert Bearden and the Registrant, dated January 12, 2020					X
21.01	List of subsidiaries					X

23.01	Consent of Independent Registered Public Accounting Firm	X
24.01	Power of Attorney (included on signature pages to Annual Report)	X
31.01	Certification of Robert Bearden, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01#	Certification of Robert Bearden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02#	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
___________

*	Previously filed.

†	Confidential treatment has been granted with respect to portions of this exhibit.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDERA, INC.

Date: March 27, 2020	By:	/s/ Robert Bearden
Robert Bearden
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Robert Bearden, Jim Frankola and Scott Reasoner, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert Bearden	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2020
Robert Bearden
/s/ Jim Frankola	Chief Financial Officer (Principal Financial Officer)	March 27, 2020
Jim Frankola
/s/ Scott Reasoner	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2020
Scott Reasoner
/s/ Paul Cormier	Director	March 27, 2020
Paul Cormier
/s/ Peter Fenton	Director	March 27, 2020
Peter Fenton
/s/ Nick Graziano	Director	March 27, 2020
Nick Graziano
/s/ Kevin Klausmeyer	Director	March 27, 2020
Kevin Klausmeyer
/s/ Jesse Lynn	Director	March 27, 2020
Jesse Lynn
/s/ Rose Schooler	Director	March 27, 2020
Rose Schooler
/s/ Michael A. Stankey	Director	March 27, 2020
Michael A. Stankey