Form 10-Q
period 2020-04-30
Cloudera, Inc.
filed 2020-06-05
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of May 29, 2020, there were 295,391,403 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	April 30, 2020	January 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,925	$107,638
Marketable securities	251,025	253,361
Accounts receivable, net	165,236	249,971
Deferred costs	48,618	54,776
Prepaid expenses and other current assets	32,605	42,155
Total current assets	658,409	707,901
Property and equipment, net	20,578	21,988
Marketable securities, non-current	103,376	122,193
Intangible assets, net	585,560	605,236
Goodwill	590,361	590,361
Deferred costs, non-current	35,416	35,260
Operating lease right-of-use assets	196,715	204,642
Other assets	9,563	12,209
TOTAL ASSETS	$2,199,978	$2,299,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,431	$3,858
Accrued compensation	47,390	61,826
Other contract liabilities	11,728	12,225
Other accrued liabilities	21,166	22,297
Operating lease liabilities	28,404	19,181
Deferred revenue	427,475	460,561
Total current liabilities	539,594	579,948
Operating lease liabilities, non-current	183,945	192,324
Deferred revenue, non-current	75,519	81,926
Other accrued liabilities, non-current	7,457	7,223
TOTAL LIABILITIES	806,515	861,421
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding as of April 30, 2020 and January 31, 2020	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized as of April 30, 2020 and January 31, 2020; 295,348,575 and 295,167,761 shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively	15	15
Additional paid-in capital	2,937,795	2,923,905
Accumulated other comprehensive income	289	273
Accumulated deficit	(1,544,636)	(1,485,824)
TOTAL STOCKHOLDERS’ EQUITY	1,393,463	1,438,369
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,199,978	$2,299,790

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	$187,085	$154,838
Services	23,375	32,630
Total revenue	210,460	187,468
Cost of revenue:(1) (2)
Subscription	28,636	29,337
Services	25,605	31,896
Total cost of revenue	54,241	61,233
Gross profit	156,219	126,235
Operating expenses:(1) (2)
Research and development	64,216	64,173
Sales and marketing	113,135	119,383
General and administrative	34,675	46,432
Total operating expenses	212,026	229,988
Loss from operations	(55,807)	(103,753)
Interest income	2,241	3,291
Other income (expense), net	(2,497)	233
Loss before provision for income taxes	(56,063)	(100,229)
Provision for income taxes	(1,951)	(2,901)
Net loss	$(58,014)	$(103,130)
Net loss per share, basic and diluted	$(0.20)	$(0.38)
Weighted-average shares used in computing net loss per share, basic and diluted	295,293	271,352

(1)Amounts include stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Cost of revenue – subscription	$3,992	$3,819
Cost of revenue – services	3,987	4,260
Research and development	19,824	17,841
Sales and marketing	15,823	13,364
General and administrative	9,812	9,587

(2) Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Cost of revenue – subscription	$3,079	$2,910
Sales and marketing	16,597	17,250
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Net loss	$(58,014)	$(103,130)
Other comprehensive income, net of tax:
Foreign currency translation loss	(836)	(8)
Unrealized gain on investments	852	350
Total other comprehensive income, net of tax	16	342
Comprehensive loss	$(57,998)	$(102,788)

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	295,168	$15	$2,923,905	$273	$(1,485,824)	$1,438,369
Shares issued under employee stock plans	154	—	443	—	—	443
Vested restricted stock units converted into shares	5,852	—	—	—	—	—
Repurchases of common stock	(3,945)	—	(25,974)	—	—	(25,974)
Stock-based compensation expense	—	—	53,438	—	—	53,438
Shares withheld related to net settlement of restricted stock units	(1,880)	—	(14,017)	—	—	(14,017)
Unrealized gain on investments	—	—	—	852	—	852
Foreign currency translation adjustment	—	—	—	(836)	—	(836)
Cumulative effect of accounting change	—	—	—	—	(798)	(798)
Net loss	—	—	—	—	(58,014)	(58,014)
Balance as of April 30, 2020	295,349	$15	$2,937,795	$289	$(1,544,636)	$1,393,463

	Three Months Ended April 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2019	268,818,627	$13	$2,711,340	$(42)	$(1,149,242)	$1,562,069
Shares issued under employee stock plans	841,981	1	3,002	—	—	3,003
Vested restricted stock units converted into shares	5,191,871	—	—	—	—	—
Stock-based compensation expense	—	—	48,871	—	—	48,871
Shares withheld related to net settlement of restricted stock units	(667,983)	—	(7,805)	—	—	(7,805)
Unrealized gain on investments	—	—	—	350	—	350
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(103,130)	(103,130)
Balance as of April 30, 2019	274,184,496	$14	$2,755,408	$300	$(1,252,372)	$1,503,350
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,014)	$(103,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,573	23,316
Non-cash lease expense	11,301	11,315
Stock-based compensation expense	53,438	48,871
Amortization of deferred costs	16,625	9,652
Other	3,522	(510)
Changes in assets and liabilities:
Accounts receivable	81,828	95,496
Prepaid expenses and other assets	10,526	(522)
Deferred costs	(10,623)	(9,412)
Accounts payable	307	(2,605)
Accrued compensation	(18,412)	(12,530)
Other accrued liabilities	(2,895)	(28)
Other contract liabilities	(497)	(5,122)
Operating lease liabilities	(2,508)	(11,079)
Deferred revenue	(38,814)	(32,252)
Net cash provided by operating activities	68,357	11,460
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(80,860)	(196,453)
Proceeds from sale of marketable securities and other investments	66,059	9,271
Maturities of marketable securities and other investments	36,794	129,998
Capital expenditures	(1,089)	(2,693)
Net cash provided by (used in) investing activities	20,904	(59,877)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(25,974)	—
Taxes paid related to net share settlement of restricted stock units	(14,017)	(7,797)
Proceeds from employee stock plans	4,977	5,949
Net cash used in financing activities	(35,014)	(1,848)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(960)	(1,060)
Net increase (decrease) in cash, cash equivalents and restricted cash	53,287	(51,325)
Cash, cash equivalents and restricted cash — Beginning of period	110,990	162,039
Cash, cash equivalents and restricted cash — End of period	$164,277	$110,714

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment, accrued but not yet paid	$606	$49
Right-of-use assets obtained in exchange for new operating lease liabilities	$476	$2,429

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	As of April 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows
Cash and cash equivalents	$160,925	$107,362
Restricted cash included in Other assets	3,352	3,352
Total cash, cash equivalents and restricted cash	$164,277	$110,714
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Business and Significant Accounting Policies
Description of Business
Cloudera, Inc. was incorporated in the state of Delaware on June 27, 2008 and is headquartered in Palo Alto, California. Cloudera is an enterprise data cloud company. We sell software subscriptions and public cloud services for the recently released Cloudera Data Platform (CDP) solution-set and software subscriptions for our traditional on-premises data platforms. Subscriptions include software access rights and technical support. We also provide professional services for the implementation and use of our software subscriptions, machine learning expertise and consultation, training and education services. Our offerings are based predominantly on open source software, utilizing data stored natively in public cloud object stores as well as in various open source data stores. Unless the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “Cloudera” refer to Cloudera, Inc. and its subsidiaries taken as a whole.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries, which are located in various countries, including the United States, Australia, China, India, Germany, Ireland, The Netherlands, Singapore, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated balance sheet as of January 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2020 are not necessarily indicative of results to be expected for the full year ending January 31, 2021 or for any other interim periods or for any other future years.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 27, 2020. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended January 31, 2020 other than as noted below under “New Accounting Policies”.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include the useful lives of property and equipment and intangible assets, allowance for credit losses, stock-based compensation expense, bonus attainment, self-insurance costs incurred, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the evaluation for impairment of intangible assets and goodwill, the estimated period of benefit for deferred contract costs, estimates related to our revenue recognition, such as the assessment of elements in a multi-element arrangement and the valuation assigned to each element, contingencies, and the incremental borrowing rate used in discounting of our lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Due to the COVID-19 Coronavirus pandemic (COVID-19 or COVID-19 pandemic), there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of April 30, 2020. While there was not a material impact to our consolidated financial statements as of and for the quarter ended April 30, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 pandemic that could result in material impacts to our consolidated financial statements in future reporting periods.
Segments
We operate as two operating segments – subscription and services. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and assess performance.
Concentrations of Credit Risk and Significant Customers
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and accounts receivable. Our cash is deposited with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Depository Insurance Corporation insured limits. We have not experienced any losses on these deposits.
Our trade receivables are recorded at the invoice amount, net of an allowance for credit losses, which is not material. The allowance for credit losses reflects our best estimate of probable losses inherent in the receivable portfolio determined based on various factors including historical experience, credit quality of the customer, current economic conditions and management’s expectations of future economic conditions. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success.
The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews, we determined that, while we may experience delays in our collections, the risk of credit loss on our trade receivables as of April 30, 2020 is not expected to materially differ from prior periods.
As of April 30, 2020 and January 31, 2020, no single customer represented more than 10% of accounts receivable. For each of the three months ended April 30, 2020 and 2019, no single customer accounted for 10% or more of revenue.
Recently Adopted Accounting Standards
We adopted the following accounting standards as of February 1, 2020:
•ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment;
•ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement; and
• ASU No. 2018-15, Intangibles-Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)
The adoption of the above listed accounting standards did not have a material impact on our condensed consolidated financial statements for the three months ended April 30, 2020.
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss model in place of the currently used incurred loss method. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. For trade receivables, loans, and other financial instruments, an entity will be required to use a forward-looking expected loss model to recognize credit losses that are probable. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted ASU 2016-13 using the modified retrospective approach as of February 1, 2020. As a result of the adoption, we recorded an $0.8 million adjustment to our beginning accumulated deficit balance to reflect the cumulative effect of the accounting change. The impact of the adoption was not material to our consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners and external market factors. We will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.
New Accounting Policies
Derivative contracts
During the first quarter of fiscal year 2021, we implemented a currency risk management program. We use derivative financial instruments as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These derivative contracts consist of foreign currency forward contracts and are not designated as hedging instruments under the applicable accounting guidance. Accordingly, they are carried at fair value as either assets or liabilities on our condensed consolidated balance sheets. The changes in the fair value are included in “Other income (expense), net” within our condensed consolidated statements of operations and are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities.
Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, including currency spot and forward rates.

2. Revenue from Contracts with Customers
The following table reflects our contract liabilities balances (in thousands):

	April 30, 2020	January 31, 2020
Deferred revenue	$427,475	$460,561
Other contract liabilities	11,728	12,225
Deferred revenue, non-current	75,519	81,926
Total contract liabilities	$514,722	$554,712
Significant changes in the contract liabilities balances during the period ended April 30, 2020 are as follows (in thousands):

Contract Liabilities
January 31, 2020	$554,712
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(165,645)
Increases due to invoicing prior to satisfaction of performance obligations	125,655
April 30, 2020	$514,722
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
During the three months ended April 30, 2020, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material.

As of April 30, 2020, approximately $827.8 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $554.7 million over the next 12 months and approximately $273.1 million thereafter.
Contract Assets
Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer when that right is conditional on something other than the passage of time (e.g., performance prior to invoicing on fixed fee service arrangements with substantive acceptance terms). We record unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as we have an unconditional right to invoice and receive payment in the future related to those fulfilled obligations. As of April 30, 2020 and January 31, 2020, contract assets were $4.1 million and $4.6 million, respectively, which are included in prepaid expenses and other current assets.

3. Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of April 30, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$88,990	$—	$—	$88,990
Marketable securities:
Asset-backed securities	38,823	338	—	39,161
Corporate notes and obligations	197,496	1,454	(26)	198,924
Commercial paper	51,093	22	(3)	51,112
Municipal securities	12,855	134	(7)	12,982
Certificates of deposit	29,997	44	(48)	29,993
U.S. treasury securities	22,035	194	—	22,229
Total cash equivalents and marketable securities	$441,289	$2,186	$(84)	$443,391

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$34,596	$—	$—	$34,596
Marketable securities:
Asset-backed securities	68,194	235	—	68,429
Corporate notes and obligations	199,226	891	—	200,117
Commercial paper	46,460	7	—	46,467
Municipal securities	20,865	65	—	20,930
Certificates of deposit	14,996	19	—	15,015
U.S. treasury securities	24,563	33	—	24,596
Total cash equivalents and marketable securities	$408,900	$1,250	$—	$410,150

The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	April 30, 2020		January 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$341,399	$342,437	$273,582	$274,058
Due after one year through five years	99,890	100,954	135,318	136,092
Total investments in marketable securities	$441,289	$443,391	$408,900	$410,150
The unrealized loss for each of these fixed rate marketable securities was not material as of April 30, 2020 and January 31, 2020. The unrealized losses on these investments were primarily due to changes in market interest rates. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value. We determined that no allowance for credit losses was required for the three months ended April 30, 2020 and 2019.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three months ended April 30, 2020 and 2019.
Reclassification adjustments out of accumulated other comprehensive income into net loss were not material for the three months ended April 30, 2020 and 2019.

4.  Fair Value Measurement
Our financial assets and liabilities consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. We measure and record certain financial assets and liabilities at fair value on a recurring basis. The estimated fair value of accounts receivable and accounts payable approximates their carrying value due to their short-term nature. Cash equivalents, marketable securities and restricted cash are recorded at estimated fair value.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of April 30, 2020 (in thousands):

	Level 1	Level 2	Total
Financial assets
Money market funds	$88,990	$—	$88,990
Asset-backed securities	—	39,161	39,161
Corporate notes and obligations	—	198,924	198,924
Commercial paper	—	51,112	51,112
Municipal securities	—	12,982	12,982
Certificates of deposit	—	29,993	29,993
U.S. treasury securities	4,999	17,230	22,229
Foreign currency derivative contracts	—	4	4
Total financial assets	$93,989	$349,406	$443,395

Financial liabilities
Foreign currency derivative contracts	$—	$542	$542
Total financial liabilities	$—	$542	$542
The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of January 31, 2020 (in thousands):

	Level 1	Level 2	Total
Financial assets
Money market funds	$34,596	$—	$34,596
Asset-backed securities	—	68,429	68,429
Corporate notes and obligations	—	200,117	200,117
Commercial paper	—	46,467	46,467
Municipal securities	—	20,930	20,930
Certificates of deposit	—	15,015	15,015
U.S. treasury securities	—	24,596	24,596
Total financial assets	$34,596	$375,554	$410,150

We value our Level 1 assets using quoted prices in active markets for identical instruments. We value our Level 2 assets with the help of a third-party pricing service using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or pricing models such as discounted cash flow techniques. We use such pricing data as the primary input, to which we have not made any material adjustments during the periods presented, to make our determination and assessments as to the ultimate valuation of these assets.
We have no Level 1 or 3 liabilities and no Level 3 assets.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain of our assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no material impairment charges recognized during the three months ended April 30, 2020, and 2019.

5.  Derivative Contracts
We generate revenues and incur expenses in numerous currencies and are exposed to foreign currency risk. In the first quarter of fiscal year 2021, we implemented a currency risk management program, executing foreign currency forward contracts to offset the gains and losses on foreign currency denominated monetary assets and liabilities. The duration of our forward contracts are less than 12 months. We do not enter into any derivatives for trading or speculative purposes.
During the three months ended April 30, 2020, we recorded a loss of $0.5 million in other income (expense), net within our condensed consolidated statements of operations and is reported as part of other adjustments to reconcile net loss to net cash provided by operating activities in the condensed consolidated statements of cash flows. As of April 30, 2020, we had outstanding foreign currency forward contracts not designated as hedges with a total notional value of $12.3 million. The fair value of these outstanding derivative contracts was not material.

6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	April 30, 2020	January 31, 2020
Computer equipment and software	$23,106	$22,489
Office furniture and equipment	12,824	12,672
Leasehold improvements	24,739	24,236
Property and equipment, gross	60,669	59,397
Less: accumulated depreciation and amortization	(40,091)	(37,409)
Property and equipment, net	$20,578	$21,988
Depreciation expense was $2.9 million and $3.2 million for the three months ended April 30, 2020 and 2019, respectively.
Intangible Assets
Intangible assets consisted of the following as of April 30, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$17,570	$(12,113)	$5,457	1.8
Customer relationships and other acquired intangible assets	671,447	(97,444)	574,003	8.7
Unbilled contracts	18,300	(12,200)	6,100	0.7
Total	$707,317	$(121,757)	$585,560	8.5

Intangible assets consisted of the following as of January 31, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$17,570	$(11,321)	$6,249	2.0
Customer relationships and other acquired intangible assets	671,447	(80,847)	590,600	8.9
Unbilled contracts	18,300	(9,913)	8,387	0.9
Total	$707,317	$(102,081)	$605,236	8.7
Amortization expense for intangible assets was $19.7 million and $20.2 million for the three months ended April 30, 2020 and 2019, respectively.
The expected future amortization expense of these intangible assets as of April 30, 2020 is as follows (in thousands):

Remaining nine months of fiscal 2021	$58,265
fiscal 2022	69,074
fiscal 2023	66,722
fiscal 2024	66,211
fiscal 2025	66,160
fiscal 2026 and thereafter	259,128
Total amortization expense	$585,560
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	April 30, 2020	January 31, 2020
Accrued salaries, benefits and commissions	$15,021	$27,067
Accrued bonuses	9,796	13,409
Accrued compensation-related taxes	10,620	15,205
Employee stock purchase plan withholdings	7,266	2,732
Other	4,687	3,413
Total accrued compensation	$47,390	$61,826

Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of
	April 30, 2020	January 31, 2020
Accrued professional costs	$4,864	$6,182
Accrued taxes	4,802	5,164
Accrued travel	232	1,574
Other (1)	11,268	9,377
Total other accrued liabilities	$21,166	$22,297
(1) Other includes amounts owed to third-party vendors that provide marketing, corporate event planning, cloud-computing services and self-insurance costs.

7. Leases
We have entered into various non-cancelable operating lease agreements for our facilities. Our leases have various expiration dates through September 2031. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options which are considered to be reasonably certain of exercise. The interest rate implicit in the lease contracts is typically not readily determinable. As such, we utilized the appropriate incremental borrowing rate based on information available at the commencement date, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment.
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Operating lease cost	$11,301	$11,315
Short-term lease cost	479	571
Sublease income	(3,922)	(3,955)
Net lease cost	$7,858	$7,931
Lease term and discount rate information are summarized as follows:

	As of
	April 30, 2020	January 31, 2020
Weighted Average Remaining Lease Term (years)	6.6	6.8
Weighted Average Discount Rate	6.0%	6.0%

Maturities of lease liabilities as of April 30, 2020 are as follows (in thousands):

Minimum Lease Payments, Gross
Remaining nine months of fiscal 2021	$37,728
fiscal 2022	39,985
fiscal 2023	36,040
fiscal 2024	36,447
fiscal 2025	35,611
fiscal 2026 and thereafter	83,612
Total lease payments	$269,423
Less imputed interest	(57,074)
Present value of lease liabilities	$212,349
As of April 30, 2020, we expected to receive $27.2 million of sublease rental proceeds in the next five years.

8. Commitments and Contingencies
Letters of Credit
As of each of April 30, 2020 and January 31, 2020, we had a total of $19.9 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
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

9.  Common Stock Repurchases
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding shares of common stock. Share repurchases may be made through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of the repurchases will be at the discretion of our management based on their evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The program does not have an expiration date, and it may be suspended or discontinued at any time. For the three months ended April 30, 2020, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program. As of April 30, 2020, there was approximately $74.0 million of authorized funds remaining under the repurchase program.

10.  Stock-Based Compensation
We maintain two stock-based compensation plans: the 2017 Equity Incentive Plan (2017 Plan) and the 2008 Equity Incentive Plan (2008 Plan), collectively referred to as the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
The number of shares reserved for issuance under our 2017 Plan increases automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2020, the number of shares reserved for issuance under the 2017 Plan increased automatically by 14,758,388 additional shares. As of April 30, 2020, there were 23,000,734 shares of common stock reserved and available for future issuance under the Stock Plans.
Stock Options
Stock options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of three to four years, with 25% vesting after one year and then ratably on a monthly basis for the remaining two to three years.
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2020	13,530,363	$5.96	2.1	$70,057
Exercised	(154,169)	3.15	—	—
Canceled	(251,319)	12.97	—	—
Balance — April 30, 2020	13,124,875	5.86	1.7	48,971

The total intrinsic value of stock options exercised during the three months ended April 30, 2020 and 2019 was $0.8 million and $6.8 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option. As we have accumulated net operating losses, no future tax benefit related to stock option exercises has been recognized.
The unamortized stock-based compensation expense for stock options of $0.2 million as of April 30, 2020 will be recognized over the average remaining vesting period of 0.6 years.
Restricted Stock Units
We issue restricted stock units (RSUs) to employees and directors under the Stock Plans. For new employee grants, the RSUs generally meet the service-based condition over a four-year period, with 25% met after one year and then ratably on a quarterly basis for the remaining three years. For continuing employee grants, the RSUs generally meet the service-based condition pro-rata quarterly over a period of three years to four years.
The following table summarizes RSU activity and related information under the Stock Plans:

	Restricted Stock Units Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance — January 31, 2020	38,583,994	$10.85
Granted	5,500,804	9.00
Canceled	(1,638,338)	11.24
Vested and converted to shares	(5,851,821)	9.81
Balance — April 30, 2020	36,594,639	10.72
The unamortized stock-based compensation expense for RSUs of $346.8 million as of April 30, 2020 will be recognized over the average remaining vesting period of 2.3 years.

Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). The ESPP became effective on April 27, 2017, the effective date of our initial public offering. Each offering period consists of a six-month purchase period (commencing each June 21 and December 21).
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2020, the number of shares reserved for issuance under the ESPP increased automatically by 2,951,677 additional shares. As of April 30, 2020, the total number shares available for grant under the ESPP was 5,857,371 shares.
As of April 30, 2020, $7.3 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation in our condensed consolidated balance sheets. See Note 6 for additional information.

11. Income Taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the three months ended April 30, 2020 and 2019, our tax provision was $2.0 million and $2.9 million, respectively. The decreased tax provision for the three months ended April 30, 2020 compared to the same period in the prior fiscal year was primarily relates to reduced foreign income taxes.

12. Related Party Transactions
Certain members of our board of directors currently serve on the board of directors or as an executive officer of certain companies that are our customers. The aggregate revenue we recognized from these customers was $1.9 million and $6.7 million for the three months ended April 30, 2020 and 2019, respectively. There was $1.6 million and $1.2 million in accounts receivable due from these customers as of April 30, 2020 and January 31, 2020, respectively.

13. Segment Information
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
Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Segment contribution margin includes segment revenue less the related cost of sales excluding certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, amortization of acquired intangible assets, direct sales and marketing costs, research and development costs, corporate general and administrative costs, such as legal and accounting, interest income, interest expense, and other income and expense.
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	$187,085	$154,838
Services	23,375	32,630
Total revenue	$210,460	$187,468

	Three Months Ended April 30,
	2020	2019
Contribution margin:
Subscription	$165,520	$132,230
Services	1,757	4,994
Total segment contribution margin	$167,277	$137,224
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Segment contribution margin	$167,277	$137,224
Amortization of acquired intangible assets	(19,676)	(20,160)
Stock-based compensation expense	(53,438)	(48,871)
Corporate costs, such as research and development, corporate general and administrative and other	(149,970)	(171,946)
Loss from operations	$(55,807)	$(103,753)
Sales outside of the United States represented approximately 40% and 38% of our total revenue for the three months ended April 30, 2020 and 2019, respectively. No individual foreign country represented more than 10% of revenue in any period presented. All revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of April 30, 2020 and January 31, 2020, assets located outside the United States were 4% and 5% of total assets, respectively.

14.  Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2020	2019
Numerator:
Net loss	$(58,014)	$(103,130)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	295,293	271,352
Net loss per share, basic and diluted	$(0.20)	$(0.38)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive (in thousands):

	As of April 30,
	2020	2019
Stock options to purchase common stock	13,125	18,010
Restricted stock units	36,595	33,494
Shares issuable pursuant to the ESPP	909	666
Total	50,629	52,170

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including the impact of the current COVID-19 pandemic on our business and future financial performance, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31, and references throughout this Quarterly Report on Form 10-Q to a given fiscal year are to the twelve months ended on that date.
Overview
At Cloudera, we believe that data can make what is impossible today, possible tomorrow. We empower people to transform complex data into clear and actionable insights. Powered by the relentless innovation of the open source community, we advance digital transformation for the world’s largest enterprises. We deliver a modern enterprise data platform to manage and secure the data lifecycle from the Edge to AI, spanning any cloud or data center. We are an enterprise data cloud company.
We pioneered the creation of the enterprise data cloud category. An enterprise data cloud is multi-function, hybrid and multi-cloud, secure and governed, and open and extensible. An enterprise data cloud offers cloud-native agility, elasticity and ease-of-use.
We generate revenue from subscriptions and services. Please see “Components of Results of Operations - Revenue” for further details.
We market and sell our platform to a broad range of organizations, although we focus our selling efforts on the largest enterprises globally. We target these organizations because they capture and manage the vast majority of the world’s data and operate in highly complex information technology environments. We market our platform primarily through a direct sales force while benefiting from business driven by our ecosystem of technology partners, resellers, original equipment manufacturers (OEMs), managed service providers, independent software vendors and systems integrators.
We have a broad customer base that spans industries and geographies. For each of the three months ended April 30, 2020 and 2019, no customer accounted for more than 10% of our total revenue. We have significant revenue in the industries of banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data-intensive industries. Sales outside of the United States represented approximately 40% and 38% of our total revenue for the three months ended April 30, 2020 and 2019, respectively.
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

COVID-19 Update
The United States and the global communities in which we operate are facing a severe challenge posed by the COVID-19 Coronavirus pandemic (COVID-19 or COVID-19 pandemic). In response to this challenge we, like many companies, have implemented and continue to focus on cost reduction initiatives in all aspects of our business, including, but not limited to, reduced travel for employees, decreases in employee-related expenses, minimizing use of outside contractors and consultants, temporary closure of our offices and, since mid-March 2020, a requirement that our employees work remotely. We have been operating effectively under our remote work model, which we anticipate continuing for some time to ensure the safety and well-being of our employees.
We do not believe there has been a material impact from the effects of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital resources as of and during the three months ended April 30, 2020.
The full extent of the future impact of the COVID-19 pandemic on our business and operating results is currently uncertain and will depend on certain developments, including the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; the impact on our customer, the industry or employee events; the extent of delays in hiring and onboarding new employees; and the effect on our partners and vendors, all of which are uncertain and difficult to predict. We anticipate some near-term impact on our services business since interacting directly with customers in either a sales setting or an on-site professional services setting is difficult in this environment. However, the majority of our revenues are subscription-based which we believe offers significant protection from the COVID-19 pandemic’s economic disruptions in the short term. Accordingly, we believe that our existing financial position will allow us to manage the impact of the COVID-19 pandemic for the foreseeable future.

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
Interest Income
Interest income primarily relates to amounts earned on our cash and cash equivalents and marketable securities.
Other Income (Expense), net
Other income (expense), net primarily relates to foreign currency transactions and realized gains and losses on our foreign currency forward contracts, marketable securities and other non-operating gains or losses.
Provision for Income Taxes
Provision for income taxes primarily consists of income taxes for certain foreign jurisdictions in which we conduct business. A valuation allowance is established, when necessary, for any portion of deferred income tax assets where it is considered more likely than not that it will not be realized.
Results of Operations
Revenue
Our total revenues for the three months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(in thousands)
Subscription	$187,085	$154,838	$32,247	21%
Services	23,375	32,630	(9,255)	(28)%
Total revenue	$210,460	$187,468	$22,992	12%
As a percentage of total revenue:
Subscription	89%	83%
Services	11%	17%
Total revenue	100%	100%
The increase in subscription revenue for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, was primarily attributable to an increase in subscription sales to existing customers and higher renewal rate.
The decrease in services revenue for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, was attributable to lower services demand and partially to the impact of COVID-19.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(in thousands)
Cost of revenue:
Subscription	$28,636	$29,337	$(701)	(2)%
Services	25,605	31,896	(6,291)	(20)%
Total cost of revenue	$54,241	$61,233	$(6,992)	(11)%
Gross profit	$156,219	$126,235	$29,984	24%
Gross margin:
Subscription	85%	81%
Services	(10)%	2%
Total gross margin	74%	67%
Cost of revenue, as a percentage of total revenue:
Subscription	14%	16%
Services	12%	17%
Total cost of revenue	26%	33%
The slight decrease in cost of revenue for subscription for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, was primarily due to a decrease of $0.8 million in employee-related costs including salaries and benefits as a result of slightly lower headcount.
The decrease in cost of revenue for services for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, was primarily due to a decrease of $4.3 million in employee-related costs including salaries, benefits and travel as a result of decreased headcount, and a decrease of $1.1 million in third party contractor services to support our integration efforts following our merger with Hortonworks, Inc. (Hortonworks) in prior fiscal year.
Subscription gross margin increased for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to one-time valuation adjustments made in prior fiscal year related to deferred subscription revenue obligations from our merger with Hortonworks.
Services gross margin decreased from 2% to negative 10% in the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to a decrease in services revenue by 28%, while the cost of services revenue decreased by 20% as explained above.

Operating Expenses

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(in thousands)
Research and development	$64,216	$64,173	$43	0%
Sales and marketing	113,135	119,383	(6,248)	(5)%
General and administrative	34,675	46,432	(11,757)	(25)%
Total operating expenses	$212,026	$229,988	$(17,962)	(8)%
Operating expenses, as a percentage of total revenue:
Research and development	31%	34%
Sales and marketing	54%	64%
General and administrative	16%	25%
Total operating expenses	101%	123%
Research and Development
Research and development expenses were flat for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year. The change was primarily due to modest increases in stock-based compensation offset by reductions in non-labor costs.
Sales and Marketing
The decrease in sales and marketing expenses for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, was primarily due to a decrease of $5.8 million in travel costs of which a majority is from COVID-19 related travel restrictions, a decrease of $3.8 million in marketing programs due partially to synergies from our merger with Hortonworks, partially offset by an increase in employee related expenses primarily due to one-time valuation adjustments made in the prior fiscal year related to deferred commission expenses from our merger with Hortonworks.
General and Administrative
The decrease in general and administrative expenses for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, was primarily due to a decrease of $5.6 million in employee-related costs including salaries, benefits and travel costs, a decrease of $5.3 million in consulting services mainly driven by post-merger related activities in prior fiscal year, and a decrease of $0.8 million in contractor services.
Interest Income

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(in thousands)
Interest income	$2,241	$3,291	$(1,050)	(32)%
Interest income for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, decreased mainly due to lower yield on our marketable securities.
Other Income (Expense), net

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(in thousands)
Other income (expense), net	$(2,497)	$233	$(2,730)	NM
(NM = Not meaningful)

Other income (expense), net for the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, decreased primarily due to a $2.0 million impairment charge to write off our investment in equity securities of a privately held company during the three months ended April 30, 2020.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2020	2019	Amount	%
	(in thousands)
Provision for income taxes	$(1,951)	$(2,901)	$950	(33)%
The provision for income taxes decreased in the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to reduced foreign income taxes.
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
Liquidity and Capital Resources
As of April 30, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $515.3 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset-backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. Our principal source of cash liquidity is payments we receive from customers for our subscriptions and services.
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock. Share repurchases may be made through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of the repurchases will be at the discretion of our management based on their evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The program does not have an expiration date, and it may be suspended or discontinued at any time. For the three months ended April 30, 2020, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program. As of April 30, 2020, there was approximately $74.0 million of authorized funds remaining under the repurchase program.
We believe that our currently available resources will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the COVID-19 pandemic, our net expansion rate, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our subscriptions and services and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot be assured that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, or at all, we may not be able to adequately fund our business plans and it could have a negative effect on our operating cash flows and financial condition.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$68,357	$11,460
Net cash provided by (used in) investing activities	20,904	(59,877)
Net cash used in financing activities	(35,014)	(1,848)
Effect of exchange rate changes	(960)	(1,060)
Net increase (decrease) in cash, cash equivalents and restricted cash	$53,287	$(51,325)
Cash Provided by Operating Activities
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
Operating cash flow increased during the three months ended April 30, 2020 mainly due to cash collections on increased sales of our subscription-based offerings and lower nonrecurring costs incurred in the first quarter of fiscal 2020 associated with combining the Cloudera and Hortonworks businesses.
For the three months ended April 30, 2020, net cash provided by operating activities mainly consisted of our net loss of $58.0 million, adjusted for stock-based compensation expense of $53.4 million, depreciation and amortization expenses of $22.6 million, amortization of deferred costs of $16.6 million, non-cash lease expense of $11.3 million, and net cash inflow of $18.9 million from changes in assets and liabilities. The inflow from changes in assets and liabilities was due to a decrease in accounts receivable of $81.8 million, partially offset by a decrease in deferred revenue of $38.8 million, and a net cash outflow of $24.1 million from changes in all other operating assets and liabilities.
For the three months ended April 30, 2019, net cash provided by operating activities mainly consisted of our net loss of $103.1 million, adjusted for stock-based compensation expense of $48.9 million, depreciation and amortization expenses of $23.3 million, non-cash lease expense of $11.3 million, amortization of deferred costs of $9.7 million, and net cash inflow of $21.9 million from changes in assets and liabilities. The inflow from changes in assets and liabilities was due to a decrease in accounts receivable of $95.5 million, partially offset by a decrease in deferred revenue of $32.3 million, cash payments of $11.1 million for operating lease liabilities, and a net cash outflow of $30.2 million from changes in all other operating assets and liabilities.
Cash Provided by (Used in) Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, cash acquired or used for business combinations, and investments in capital and other assets to support our growth.
For the three months ended April 30, 2020, net cash provided by investing activities consisted of sales and maturities of marketable securities of $102.9 million, partially offset by purchases of marketable securities of $80.9 million and capital expenditures for the purchases of property and equipment of $1.1 million.
For the three months ended April 30, 2019, net cash used in investing activities consisted of purchases of marketable securities and other investments of $196.5 million and capital expenditures for the purchases of property and equipment of $2.7 million, partially offset by sales and maturities of marketable securities of $139.3 million.
Cash Used in Financing Activities
The changes in cash flows from financing activities primarily relate to net proceeds from or used for employee stock plans and common stock repurchased under our share repurchase program as further discussed in Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

For the three months ended April 30, 2020, net cash used in financing activities consisted of repurchases of common stock of $26.0 million, taxes paid related to the net share settlement of restricted stock units of $14.0 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan withholding of $5.0 million.
For the three months ended April 30, 2019, net cash used in financing activities consisted of taxes paid related to the net share settlement of restricted stock units of $7.8 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan withholding of $5.9 million.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2020. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a table of our minimum lease payments as of April 30, 2020.
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
Due to COVID-19, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of June 5, 2020, the date of filing this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $515.3 million as of April 30, 2020 and $483.2 million as of January 31, 2020, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset-backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $3.5 million as of April 30, 2020.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non-U.S. operations, the majority of our revenue and expenses are denominated in currencies such as the Euro, British Pound Sterling, Australian Dollar, Chinese Yuan, Hungarian Forint, Singapore Dollar and Indian Rupee. Fluctuations in international currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. As the U.S. dollar fluctuates against certain international currencies, the amounts of revenue and deferred revenue that we report in U.S. dollars for foreign subsidiaries that transact in international currencies may also fluctuate relative to what we would have reported using a constant currency rate.
To manage exposures to currency fluctuations, we entered into foreign currency forward contracts to offset the gains and losses on our foreign currency denominated monetary assets and liabilities beginning in the first quarter of fiscal year 2021. They are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference
For the three months ended April 30, 2020, approximately 18% of our revenue and approximately 21% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
For the three months ended April 30, 2020, foreign exchange transaction losses were not material. A 10% increase or decrease in current exchange rates could have a $1.5 million impact on our financial results from currency exposure and related foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.
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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Further, from time to time, we are a party to or act as an indemnitor to our customers, partners, directors or officers on various litigation matters, and we, our customers, partners, or our directors or officers are subject to claims that arise in the ordinary course of business. In addition, we or our customers or partners have received, and may in the future receive, various types of claims including potential claims from third parties asserting, among other things, infringement of their intellectual property rights.
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
We have incurred net losses since our founding in 2008, including net losses of $58.0 million and $336.6 million for the three months ended April 30, 2020 and the year ended January 31, 2020, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.5 billion as of April 30, 2020. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components, and continue to develop our platform. In addition, as a result of our merger with Hortonworks, we have incurred substantial transaction and purchased intangible amortization costs. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
The outbreak of COVID-19 pandemic could have an adverse effect on our business, results of operations and financial condition.
The COVID-19 coronavirus pandemic (COVID-19 or COVID-19 pandemic) has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could contribute to a general slowdown in the global economy, adversely impact our customers and business partners, and disrupt our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. Our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require an investment of time and resources, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.
COVID-19 and related governmental reactions have had, and may continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:
•We may not be able to manage our business effectively due to key employees becoming ill, working from home inefficiently and being unable to travel to our facilities;
•We and our business partners may be prevented from operating worksites, due to employee illness or reluctance to appear at work and “stay-at-home” regulations;
•The operations of our sales force may be disrupted, which may impact our ability to add new customers and increase sales to existing customers;
•We may suffer a reduced demand for our products and services, including due to any prolonged economic downturn that may occur;
•The market price of our common stock may drop or remain volatile; and
•We may incur significant employee health care costs under our insurance programs.
The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the pandemic, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, business partners and vendors, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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
We introduced CDP Public Cloud in September 2019, and Data Center in November 2019. We have less experience with marketing, determining pricing for and selling CDP, and we are continuing to refine our approach to selling, marketing, pricing and supporting adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow CDP, including offering trials to existing and potential customers. We cannot guarantee that CDP will be adopted broadly. If we are unsuccessful in our efforts to drive customer adoption of CDP, which may be adversely impacted, by the current COVID-19 pandemic, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.
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
Our future success depends, in part, on our ability to sell renewals of subscriptions and expand the deployment of our platform with existing customers. While we generally offer subscriptions of up to three years in length, our customers often purchase one-year subscriptions which generally do not provide for automatic renewal or a right to terminate the subscription early. Our customers may not renew or expand the use of their subscriptions after the expiration of their current subscription agreements. In addition, our customers may opt for a lower priced edition of our platform or decrease their usage of our platform. Our existing customers generally have no contractual obligation to expand or renew their subscriptions after the expiration of the committed subscription period and given our limited operating history, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and/or expansion pricing rates may decline or fluctuate as a result of factors, including, but not limited to, their satisfaction with our platform including CDP, and our customer support, the frequency and severity of software and implementation errors, our platform’s reliability, the pricing of our subscriptions and services or of competing solutions or services, the effects of global economic conditions, such as those caused by the current COVID-19 pandemic and their ability to continue their operations and spending levels. If our customers renew their subscriptions, they may renew for shorter contract lengths, less usage or on other terms that are less economically beneficial to us. Our implementation of a “pay wall” for the distribution of some of our software solutions might prove ineffective at improving our renewal and/or expansion rates with existing customers or deal close rates with new customers. We have limited historical data with respect to rates of customer subscription renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew or expand their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms or for less usage, our revenue may grow more slowly than expected or decline and our business could suffer.
Achieving renewal or expansion of subscriptions may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, the rate at which our customers expand the deployment of our platform depends on a number of factors, including general economic conditions, such as the global macroeconomic impact of the current COVID-19 pandemic, the functioning of our solutions, the ability of our field organization, together with our partner ecosystem, to assist our customers in identifying new use cases, modernizing their data architectures, and achieving success with data-driven initiatives and our customers’ satisfaction with our customer support. If our efforts to expand penetration within our customers are not successful, our business may suffer.
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
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our platform and the difficulty in making short-term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions is generally four to nine months, but can vary substantially from customer to customer. Our sales cycle can extend to more than 18 months for some customers. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform, solutions and open source model. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also those of other companies. Some of our customers initially deploy our platform on a limited basis, with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. In addition, our sales efforts may be interrupted as a result of the current COVID-19 pandemic, which may impact our ability to sell and market our products and services to customers. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.
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
We have limited experience with respect to determining the optimal prices and pricing models for our solutions, especially as we develop and sell new offerings such as the CDP. As the markets for our solutions mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large customers, which are the focus of our sales efforts, may demand greater price concessions. Additionally, the renewal rate of our large customers may have more significant impact period to period on our revenue and operating results. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow. In addition, as an increasing amount of our business may move to our cloud-based solutions for transient workloads and the use of our consumption-based pricing model may represent a greater share of our revenue, our revenue may be less predictable or more variable than our historical revenue from a time period-based subscription pricing model. Moreover, a consumption-based subscription pricing model may ultimately result in lower total cost to our customers over time, or may cause our customers to limit usage in order to stay within the limits of their existing subscriptions, reducing overall revenue or making it more difficult for us to compete in our markets.
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
•the achievement of milestones in connection with delivery of services, impacting the timing of services revenue recognition, especially due to the impact of the current COVID-19 pandemic;
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
•general economic conditions, both domestically and in our foreign markets, including the domestic and global macroeconomic impact of the current COVID-19 pandemic;
•natural disasters, acts of war, terrorism, epidemics, or pandemics and other health crises;
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
Our future success depends, in part, on our ability to continue to attract, integrate and retain qualified and highly skilled personnel. In particular, we are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform and are also highly dependent on the contributions of our executive team. The loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue, disrupt our relationships with our employees, customers and vendors, and impair our ability to compete. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, execution and future performance. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition and operating results could be harmed. Moreover, if key personnel become ill due to the current COVID-19 pandemic, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed.

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
We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our managerial, administrative, operational, financial and other resources. For example, our employee headcount increased from 1,648 employees as of January 31, 2018 to 2,765 employees as of April 30, 2020. This growth has placed, and any future growth will place, significant demands on our management and our operational and financial infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:
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
We seek to grow our partner ecosystem as a way to grow our business. To grow our business, we anticipate that we will continue to establish and maintain relationships with third parties, such as resellers, OEMs, system integrators, independent software and hardware vendors and platform and cloud service providers. In addition, we work closely with select vendors (Partner Solutions) to design solutions to specifically address the needs of certain industry verticals or use cases within those verticals. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all. Moreover, especially given the possible impact of the current COVID-19 pandemic, we cannot guarantee that the companies with which we have strategic relationships will continue to devote the resources necessary to expand our reach, increase our distribution and increase the number of Partner Solutions and associated use cases. In addition, customer satisfaction with Partner Solutions may be less than anticipated, negatively impacting anticipated revenue growth and results of operations. Further, some of our strategic partners offer competing products and services or also work with our competitors. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot assure you that these relationships will result in increased customer usage of our platform or increased revenue.
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

We may experience delays in the development and introduction of new or enhanced products due to the direct and indirect effects of the current COVID-19 pandemic. In addition, our new products, components or enhancements to our platform and changes to our platform could fail to attain sufficient market acceptance for many reasons, including:
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
•poor business conditions for our end-customers, causing them to delay IT purchases, such as those caused by the current COVID-19 pandemic; and
•reluctance of customers to purchase platforms incorporating open source software or to purchase hybrid platforms.
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
We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. In addition, a large percentage of our sales force is relatively new to our company. New hires require significant training and may take significant time before they achieve full productivity, especially as new offerings are developed by the combined company after our merger with Hortonworks. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, growth of our direct sales force leads to increasing difficulty and complexity in its organization, management and leadership, at which we may prove unsuccessful. If we are unable to hire and train a sufficient number of effective sales personnel, we are ineffective at overseeing a growing sales force, or the sales personnel we hire are otherwise unsuccessful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
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
•increased exposure to natural disasters, acts of war, terrorism, epidemics, or pandemics and other health crises, including the current COVID-19 pandemic; and
•political, social and economic instability abroad, terrorist attacks and security concerns in general.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore most of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.
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
Most of our sales are on an unsecured basis. Although we seek to mitigate these risks, we cannot be certain that these efforts will be effective in reducing our credit risks, especially as we expand our business internationally and some of our resellers or customers may be impacted by the current COVID-19 pandemic. If we are unable to adequately control these risks, our business, results of operations and financial condition could be harmed.
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
Generally accepted accounting principles in the United States (GAAP) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (Topic 842), which became effective for us on February 1, 2019. Under the Topic 842 standard, most leases are required to be recognized on the balance sheet as right-of-use assets and corresponding lease liabilities. Refer to Note 2 in the notes to our consolidated financial statements included in the Annual Report on Form 10-K for our fiscal year ended January 31, 2020 filed with the SEC on March 27, 2020 for additional information on Topic 842 and its impact on our consolidated financial statements. Additionally, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which became effective for our annual reporting period for the year ended January 31, 2019. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The adoption of Topic 606 has had a material impact on the amount and timing of revenue recognition. See Note 2 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 filed with the SEC on March 29, 2019 regarding the effect of new accounting pronouncements on our consolidated financial statements. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. If our NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Under the 2017 Tax Cuts and Jobs Act (the Tax Act), tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. For taxable years beginning before January 1, 2021, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income. However, that limitation remains for later taxable years. It is also uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. For these reasons, we may not be able to utilize a portion of the NOLs reflected on our balance sheet, even if we attain profitability.
We have business and customer relationships with certain entities who are stockholders or are affiliated with our directors, or both, and conflicts of interest may arise because of such relationships.
Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, we have entered into strategic relationships and/or customer relationships with Intel Corporation (Intel). Our director, Rosemary Schooler, is an employee of Intel, and Intel is a stockholder. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties and our board of directors has determined that Ms. Schooler as “independent” under the applicable rules, regulations and listing standards of New York Stock Exchange and the applicable rules and regulations promulgated by the SEC. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.
Adverse economic conditions may negatively impact our business.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties, such as the current COVID-19 pandemic, may have affected, and may continue to affect, one or more of the sectors or countries in which we sell our applications. In addition, geopolitical developments, such as existing and potential trade wars, and other events beyond our control, such as the current COVID-19 pandemic, can increase levels of political and economic unpredictability globally and the volatility of global financial markets. For example, in response to the COVID-19 pandemic, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Moreover, global economic and political uncertainties, such as those due to the current COVID-19 pandemic, may cause some of our customers or potential customers to curtail spending, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.
Our business is subject to the risks of epidemic or pandemic events, earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
A significant health crisis, epidemic or pandemic (including the current COVID-19 pandemic), or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, financial condition and results of operations. Our corporate headquarters are located in Palo Alto, California, in a region known for seismic activity, and we have significant offices in San Francisco, Austin and New York City in the United States and internationally in Bangalore, Budapest, London, Ireland and Singapore. Further, if an epidemic or pandemic or a natural disaster or terrorist event occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. For example, the west coast of the United States contains active earthquake zones and the eastern seaboard is subject to seasonal hurricanes while New York and the United Kingdom have suffered significant terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, finance, customer support, operational support, hosted services and sales activities. In the event of a major epidemic or pandemic, earthquake, hurricane or catastrophic event such as fire, power loss, floods, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development of solutions, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results. All of the aforementioned risks may be augmented if the business continuity plans for us and our service providers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations could be adversely affected.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been, and may continue to be, volatile or may decline regardless of our operating performance.
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $4.76 to $23.35, through April 30, 2020. The market price of the common stock of many technology companies have fluctuated significantly since the outbreak of COVID-19. The extent to which and for how long COVID-19 may impact the market price of common stock is unclear.
The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:
•COVID-19 and any associated economic downturn;
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
•recruitment or departure of key personnel;

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
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•our ability to achieve the planned synergies in the merger with Hortonworks;
•dilution associated with mergers and acquisitions;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events; and
•repurchases of shares of our common stock by us and sales of shares of our common stock by us or our stockholders.
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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 44.4% of our outstanding common stock, based on the number of shares outstanding as of May 29, 2020. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to influence or control the governance, management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Icahn Enterprises L.P. and certain of its affiliates (collectively, the Icahn Group) holds approximately 17.7% of our outstanding common stock, based on the number of shares outstanding as of May 29, 2020. Intel holds approximately 8.8% of our outstanding common stock, based on the number of shares outstanding as of May 29, 2020. As such, the Icahn Group and Intel could have considerable influence over matters such as approving a potential acquisition of us. The Icahn Group and Intel’s investment in and position in our company, including the various agreements we entered into with them respectively, could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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
Moreover, Section 22 of the Securities Act of 1933, as amended (Securities Act) creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and in March 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides a summary of repurchases of our common stock during the three months ended April 30, 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 29, 2020(2)	—	$—	—	$—
March 1 - March 31, 2020	3.9	$6.56	3.9(3)	$74.0
April 1 - April 30, 2020	—	$—	—	$74.0
Total	3.9		3.9
(1) No shares were purchased outside of a publicly announced plan or program.
(2) During the month of February 2020, we did not have an authorized share repurchase program.
(3) On March 3, 2020, our board of directors authorized a share repurchase program of the Company’s common stock of up to $100 million (the “Share Repurchase Program”), as announced on March 10, 2020 and further discussed in Note 9 to the Company’s condensed consolidated financial statements in this Quarterly Report on Form 10-Q. This Share Repurchase Program does not have an expiration date.

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.01	Registrant's form of Severance and Change in Control Agreement					X
31.01	Certification of Robert Bearden, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Robert Bearden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

CLOUDERA, INC.

June 5, 2020	By:	/s/ Robert Bearden
Robert Bearden
Chief Executive Officer and Director
(Principal Executive Officer)

June 5, 2020	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)