Form 10-Q
period 2020-07-31
Cloudera, Inc.
filed 2020-09-04
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
or
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
5470 Great America Parkway
Santa Clara, CA 95054
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of August 31, 2020, there were 309,247,634 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	July 31, 2020	January 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,171	$107,638
Marketable securities	288,330	253,361
Accounts receivable, net	149,326	249,971
Deferred costs	46,199	54,776
Prepaid expenses and other current assets	28,245	42,155
Total current assets	655,271	707,901
Property and equipment, net	20,995	21,988
Marketable securities, non-current	133,890	122,193
Intangible assets, net	565,884	605,236
Goodwill	590,361	590,361
Deferred costs, non-current	32,717	35,260
Operating lease right-of-use assets	194,751	204,642
Other assets	9,657	12,209
TOTAL ASSETS	$2,203,526	$2,299,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,337	$3,858
Accrued compensation	55,666	61,826
Other contract liabilities	8,351	12,225
Other accrued liabilities	19,583	22,297
Operating lease liabilities	21,629	19,181
Deferred revenue	409,873	460,561
Total current liabilities	519,439	579,948
Operating lease liabilities, non-current	181,339	192,324
Deferred revenue, non-current	67,747	81,926
Other accrued liabilities, non-current	6,462	7,223
TOTAL LIABILITIES	774,987	861,421
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding as of July 31, 2020 and January 31, 2020	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized as of July 31, 2020 and January 31, 2020; 309,234,046 and 295,167,761 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively	15	15
Additional paid-in capital	3,008,394	2,923,905
Accumulated other comprehensive income	763	273
Accumulated deficit	(1,580,633)	(1,485,824)
TOTAL STOCKHOLDERS’ EQUITY	1,428,539	1,438,369
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,203,526	$2,299,790

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription	$191,522	$164,102	$378,607	$318,940
Services	22,814	32,609	46,189	65,239
Total revenue	214,336	196,711	424,796	384,179
Cost of revenue:(1) (2)
Subscription	27,929	29,075	56,565	58,412
Services	21,710	28,055	47,315	59,951
Total cost of revenue	49,639	57,130	103,880	118,363
Gross profit	164,697	139,581	320,916	265,816
Operating expenses:(1) (2)
Research and development	62,304	65,742	126,520	129,915
Sales and marketing	105,760	112,491	218,895	231,874
General and administrative	33,167	50,445	67,842	96,877
Total operating expenses	201,231	228,678	413,257	458,666
Loss from operations	(36,534)	(89,097)	(92,341)	(192,850)
Interest income	1,444	3,156	3,685	6,447
Other income (expense), net	980	104	(1,517)	337
Loss before provision for income taxes	(34,110)	(85,837)	(90,173)	(186,066)
Provision for income taxes	(1,887)	(1,206)	(3,838)	(4,107)
Net loss	$(35,997)	$(87,043)	$(94,011)	$(190,173)
Net loss per share, basic and diluted	$(0.12)	$(0.31)	$(0.32)	$(0.69)
Weighted-average shares used in computing net loss per share, basic and diluted	300,103	276,778	297,724	274,207

(1) Amounts include stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of revenue – subscription	$3,684	$4,189	$7,676	$8,008
Cost of revenue – services	3,004	4,196	6,991	8,456
Research and development	17,057	18,453	36,881	36,294
Sales and marketing	14,031	15,435	29,854	28,799
General and administrative	8,841	19,460	18,653	29,047

(2) Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of revenue – subscription	$3,080	$2,687	$6,159	$5,597
Sales and marketing	16,596	17,250	33,193	34,500
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net loss	$(35,997)	$(87,043)	$(94,011)	$(190,173)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(85)	(622)	(921)	(630)
Unrealized gain on investments	559	452	1,411	802
Total other comprehensive income (loss), net of tax	474	(170)	490	172
Comprehensive loss	$(35,523)	$(87,213)	$(93,521)	$(190,001)

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2020	295,349	$15	$2,937,795	$289	$(1,544,636)	$1,393,463
Shares issued under employee stock plans	7,683	—	25,518	—	—	25,518
Vested restricted stock units converted into shares	6,244	—	—	—	—	—
Shares issued under employee stock purchase plan	800	—	7,730	—	—	7,730
Stock-based compensation expense	—	—	46,617	—	—	46,617
Shares withheld related to net settlement of restricted stock units	(842)	—	(9,266)	—	—	(9,266)
Unrealized gain on investments	—	—	—	559	—	559
Foreign currency translation loss	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(35,997)	(35,997)
Balance as of July 31, 2020	309,234	$15	$3,008,394	$763	$(1,580,633)	$1,428,539

	Three Months Ended July 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2019	274,184	$14	$2,755,408	$300	$(1,252,372)	$1,503,350
Shares issued under employee stock plans	1,089	—	1,885	—	—	1,885
Vested restricted stock units converted into shares	4,989	—	—	—	—	—
Shares issued under employee stock purchase plan	735	—	3,590	—	—	3,590
Stock-based compensation expense	—	—	61,733	—	—	61,733
Shares withheld related to net settlement of restricted stock units	(1,402)	—	(7,849)	—	—	(7,849)
Unrealized gain on investments	—	—	—	452	—	452
Foreign currency translation loss	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	(87,043)	(87,043)
Balance as of July 31, 2019	279,595	$14	$2,814,767	$130	$(1,339,415)	$1,475,496
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Six Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	295,168	$15	$2,923,905	$273	$(1,485,824)	1,438,369
Shares issued under employee stock plans	7,837	—	25,961	—	—	25,961
Vested restricted stock units converted into shares	12,096	—	—	—	—	—
Shares issued under employee stock purchase plan	800	—	7,730	—	—	7,730
Repurchases of common stock	(3,945)	—	(25,974)	—	—	(25,974)
Stock-based compensation expense	—	—	100,055	—	—	100,055
Shares withheld related to net settlement of restricted stock units	(2,722)	—	(23,283)	—	—	(23,283)
Unrealized gain on investments	—	—	—	1,411	—	1,411
Foreign currency translation loss	—	—	—	(921)	—	(921)
Cumulative effect of accounting change	—	—	—	—	(798)	(798)
Net loss	—	—	—	—	(94,011)	(94,011)
Balance as of July 31, 2020	309,234	$15	$3,008,394	$763	$(1,580,633)	$1,428,539

	Six Months Ended July 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2019	268,819	$13	$2,711,340	$(42)	$(1,149,242)	$1,562,069
Shares issued under employee stock plans	1,931	1	4,887	—	—	4,888
Vested restricted stock units converted into shares	10,180	—	—	—	—	—
Shares issued under employee stock purchase plan	735	—	3,590	—	—	3,590
Stock-based compensation expense	—	—	110,604	—	—	110,604
Shares withheld related to net settlement of restricted stock units	(2,070)	—	(15,654)	—	—	(15,654)
Unrealized gain on investments	—	—	—	802	—	802
Foreign currency translation loss	—	—	—	(630)	—	(630)
Net loss	—	—	—	—	(190,173)	(190,173)
Balance as of July 31, 2019	279,595	$14	$2,814,767	$130	$(1,339,415)	$1,475,496
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,011)	$(190,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,939	46,166
Non-cash lease expense	22,692	22,898
Stock-based compensation expense	100,055	110,604
Amortization of deferred costs	33,410	20,973
Other	5,126	(1,201)
Changes in assets and liabilities:
Accounts receivable	100,340	80,660
Prepaid expenses and other assets	14,628	(3,958)
Deferred costs	(22,290)	(21,807)
Accounts payable	(830)	(3,661)
Accrued compensation	(6,646)	(6,090)
Other accrued liabilities	(4,279)	8,689
Other contract liabilities	(3,874)	(9,242)
Operating lease liabilities	(21,206)	(25,034)
Deferred revenue	(67,249)	(50,344)
Net cash provided by (used in) operating activities	100,805	(21,520)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(273,569)	(311,224)
Proceeds from sale of marketable securities	104,172	39,385
Maturities of marketable securities	123,710	235,402
Capital expenditures	(4,430)	(4,721)
Net cash used in investing activities	(50,117)	(41,158)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(25,974)	—
Taxes paid related to net share settlement of restricted stock units	(23,283)	(15,645)
Proceeds from employee stock plans	33,639	9,220
Net cash used in financing activities	(15,618)	(6,425)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	463	(1,509)
Net increase (decrease) in cash, cash equivalents and restricted cash	35,533	(70,612)
Cash, cash equivalents and restricted cash — Beginning of period	110,990	162,039
Cash, cash equivalents and restricted cash — End of period	$146,523	$91,427

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment, accrued but not yet paid	$127	$500
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,060	$2,966

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	As of July 31,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows
Cash and cash equivalents	$143,171	$88,075
Restricted cash included in Other assets	3,352	3,352
Total cash, cash equivalents and restricted cash	$146,523	$91,427
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Business and Significant Accounting Policies
Description of Business
Cloudera, Inc. was incorporated in the state of Delaware on June 27, 2008 and is headquartered in Santa Clara, California. Cloudera is an enterprise data cloud company. We sell software subscriptions and public cloud services for the recently released Cloudera Data Platform (CDP) solution-set and software subscriptions for our traditional on-premises data platforms. Subscriptions include software access rights and technical support. We also provide professional services for the implementation and use of our software subscriptions, machine learning expertise and consultation, training and education services. Our offerings are based predominantly on open source software, utilizing data stored natively in public cloud object stores as well as in various open source data stores. Unless the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “Cloudera” refer to Cloudera, Inc. and its subsidiaries taken as a whole.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries, which are located in various countries, including the United States, Australia, China, India, Germany, Ireland, The Netherlands, Singapore, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated balance sheet as of January 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of results to be expected for the full year ending January 31, 2021 or for any other interim periods or for any other future years.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 27, 2020. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended January 31, 2020 other than as noted below under “New Accounting Policies". We have enhanced the disclosure specific to our subscription revenue policy below under "Subscription Revenue".
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

Due to the COVID-19 Coronavirus pandemic (COVID-19 or COVID-19 pandemic), there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of July 31, 2020. While there was not a material impact to our consolidated financial statements as of and for the three and six months ended July 31, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 pandemic that could result in material impacts to our consolidated financial statements in future reporting periods.
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
The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews, we determined that, while we may experience delays in our collections, the risk of credit loss on our trade receivables as of July 31, 2020 is not expected to materially differ from prior periods.
As of July 31, 2020 and January 31, 2020, no single customer represented more than 10% of accounts receivable. For each of the three and six months ended July 31, 2020 and 2019, no single customer accounted for 10% or more of revenue.
Recently Adopted Accounting Standards
We adopted the following accounting standards as of February 1, 2020:
•ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment;
•ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement; and
• ASU No. 2018-15, Intangibles-Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)
The adoption of the above listed accounting standards did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended July 31, 2020.
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss model in place of the currently used incurred loss method. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. For trade receivables, loans, and other financial instruments, an entity will be required to use a forward-looking expected loss model to recognize credit losses that are probable. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted ASU 2016-13 using the modified retrospective approach as of February 1, 2020. As a result of the adoption, we recorded a $0.8 million adjustment to our beginning accumulated deficit balance to reflect the cumulative effect of the accounting change. The impact of the adoption was not material to our consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners and external market factors. We will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.
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
Subscription Revenue
We sell subscriptions and services for an integrated suite of data analytics and management products. Our subscription offerings are based predominantly on open source software including Spark, Impala, Hive, HBase, Kafka, Hadoop, and more. The open source software is available from the Apache Software Foundation ("ASF”) or available through an Affero General Public License (“AGPL“). Certain subscriptions also include licenses of proprietary software that provide additional features and functionality not included in the open source software.
Subscription revenue relates to term (or time-based) subscriptions to our platform, which can include both open source and proprietary software and related support. Subscriptions include internet, email and phone support, bug fixes, and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. Within our subscription arrangements, we account for the license to the proprietary software, if any, and support as two separate performance obligations. As the open source software is publicly available at no cost to the customer, we have determined that there is no value to be assigned to the open source software in our subscription arrangements. The proprietary software license represents a promise to provide a license to use functional intellectual property that is recognized at a point in time on the date access to the software is made available to the customer and the license period has begun. We have concluded the support is a stand-ready performance obligation that consists of a series of distinct days of service that are satisfied ratably over time as the services are provided. We use a time-based output method to measure progress because our efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. We recognize support revenue ratably, typically beginning on the start of the contractual term of the arrangement.
As part of our support offered under a subscription, we stand ready to help customers resolve technical issues related to the installed platform. The subscriptions are designed to assist throughout a customer’s lifecycle from development to proof-of-concept, to quality assurance and testing, to production and development. Our subscriptions are generally offered under renewable, fixed fee contracts where payments are typically due annually in advance and may have a term of one year or multiple years. The contracts generally do not contain refund provisions for fees earned related to services performed. Unearned subscription revenue is included in deferred revenue and other contract liabilities. On occasion, we may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with our developers.

2. Revenue from Contracts with Customers
The following table reflects our contract liabilities balances (in thousands):

	July 31, 2020	January 31, 2020
Deferred revenue	$409,873	$460,561
Other contract liabilities	8,351	12,225
Deferred revenue, non-current	67,747	81,926
Total contract liabilities	$485,971	$554,712
Significant changes in the contract liabilities balances during the period ended July 31, 2020 are as follows (in thousands):

Contract Liabilities
January 31, 2020	$554,712
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(165,645)
Increases due to invoicing prior to satisfaction of performance obligations	125,655
April 30, 2020	514,722
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(166,692)
Increases due to invoicing prior to satisfaction of performance obligations	137,941
July 31, 2020	$485,971
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
During the three and six months ended July 31, 2020, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material.
As of July 31, 2020, approximately $820.2 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $539.3 million over the next 12 months and approximately $280.9 million thereafter.
Contract Assets
Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer when that right is conditional on something other than the passage of time (e.g., performance prior to invoicing on fixed fee service arrangements with substantive acceptance terms). We record unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as we have an unconditional right to invoice and receive payment in the future related to those fulfilled obligations. As of July 31, 2020 and January 31, 2020, contract assets were $3.3 million and $4.6 million, respectively, which are included in prepaid expenses and other current assets.

3. Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of July 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$45,314	$—	$—	$45,314
Municipal securities	2,750	—	—	2,750
Marketable securities:
U.S. agency obligations	31,972	34	—	32,006
Asset-backed securities	9,064	32	—	9,096
Corporate notes and obligations	213,726	2,063	(1)	215,788
Commercial paper	50,875	20	—	50,895
Municipal securities	17,790	324	—	18,114
Certificates of deposit	56,998	80	(5)	57,073
U.S. treasury securities	39,134	114	—	39,248
Total cash equivalents and marketable securities	$467,623	$2,667	$(6)	$470,284

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$34,596	$—	$—	$34,596
Marketable securities:
Asset-backed securities	68,194	235	—	68,429
Corporate notes and obligations	199,226	891	—	200,117
Commercial paper	46,460	7	—	46,467
Municipal securities	20,865	65	—	20,930
Certificates of deposit	14,996	19	—	15,015
U.S. treasury securities	24,563	33	—	24,596
Total cash equivalents and marketable securities	$408,900	$1,250	$—	$410,150
The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	July 31, 2020		January 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$335,312	$336,394	$273,582	$274,058
Due after one year through five years	132,311	133,890	135,318	136,092
Total investments in marketable securities	$467,623	$470,284	$408,900	$410,150
The unrealized loss for each of these fixed rate marketable securities was not material as of July 31, 2020 and January 31, 2020. The unrealized losses on these investments were primarily due to changes in market interest rates. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value. We determined that no credit losses related to our marketable securities was required for the three and six months ended July 31, 2020 and 2019.

Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three and six months ended July 31, 2020 and 2019.
Reclassification adjustments out of accumulated other comprehensive income into net loss were not material for the three and six months ended July 31, 2020 and 2019.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of July 31, 2020 (in thousands):

	Level 1	Level 2	Total
Financial assets
Money market funds	$45,314	$—	$45,314
U.S. agency obligations	—	32,006	32,006
Asset-backed securities	—	9,096	9,096
Corporate notes and obligations	—	215,788	215,788
Commercial paper	—	50,895	50,895
Municipal securities	—	20,864	20,864
Certificates of deposit	—	57,073	57,073
U.S. treasury securities	5,000	34,248	39,248
Total financial assets	$50,314	$419,970	$470,284

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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain of our assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no material impairment charges recognized during the three and six months ended July 31, 2020, and 2019.

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
Our foreign currency forward contract liabilities and assets are classified within Level 2 in the three-level valuation hierarchy. The fair value of these contracts were not material. During the three and six months ended July 31, 2020, we recorded a loss of $0.5 million and $1.0 million, respectively, in other income (expense), net within our condensed consolidated statements of operations and is reported as part of other adjustments to reconcile net loss to net cash provided by operating activities in the condensed consolidated statements of cash flows. As of July 31, 2020, we had outstanding foreign currency forward contracts not designated as hedges with a total notional value of $6.2 million.

6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	July 31, 2020	January 31, 2020
Computer equipment and software	$23,810	$22,489
Office furniture and equipment	13,371	12,672
Leasehold improvements	26,663	24,236
Property and equipment, gross	63,844	59,397
Less: accumulated depreciation and amortization	(42,849)	(37,409)
Property and equipment, net	$20,995	$21,988
Depreciation and amortization expense was $2.7 million and $2.9 million for the three months ended July 31, 2020 and 2019, respectively, and $5.6 million and $6.1 million for the six months ended July 31, 2020 and 2019, respectively.
Intangible Assets
Intangible assets consisted of the following as of July 31, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$17,570	$(12,905)	$4,665	1.6
Customer relationships and other acquired intangible assets	671,447	(114,041)	557,406	8.4
Unbilled contracts	18,300	(14,487)	3,813	0.4
Total	$707,317	$(141,433)	$565,884	8.3

Intangible assets consisted of the following as of January 31, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$17,570	$(11,321)	$6,249	2.0
Customer relationships and other acquired intangible assets	671,447	(80,847)	590,600	8.9
Unbilled contracts	18,300	(9,913)	8,387	0.9
Total	$707,317	$(102,081)	$605,236	8.7
Amortization expense for intangible assets was $19.7 million and $19.9 million for the three months ended July 31, 2020 and 2019, respectively, and $39.4 million and $40.1 million for the six months ended July 31, 2020 and 2019, respectively.

The expected future amortization expense of these intangible assets as of July 31, 2020 is as follows (in thousands):

Remaining six months of fiscal 2021	$38,589
fiscal 2022	69,074
fiscal 2023	66,722
fiscal 2024	66,211
fiscal 2025	66,160
fiscal 2026 and thereafter	259,128
Total amortization expense	$565,884

Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	July 31, 2020	January 31, 2020
Accrued salaries, benefits and commissions	$20,478	$27,067
Accrued bonuses	8,903	13,409
Accrued compensation-related taxes	17,022	15,205
Employee stock purchase plan withholdings	2,681	2,732
Other(1)	6,582	3,413
Total accrued compensation	$55,666	$61,826
(1) Other consists primarily of amounts owed for severance-related benefits.
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of
	July 31, 2020	January 31, 2020
Accrued professional costs	$3,590	$6,182
Accrued taxes	4,109	5,164
Accrued travel	477	1,574
Other (1)	11,407	9,377
Total other accrued liabilities	$19,583	$22,297
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
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Operating lease cost	$11,391	$11,583	$22,692	$22,898
Short-term lease cost	480	628	959	1,199
Sublease income	(3,605)	(3,968)	(7,527)	(7,923)
Net lease cost	$8,266	$8,243	$16,124	$16,174
Lease term and discount rate information are summarized as follows:

	As of
	July 31, 2020	January 31, 2020
Weighted Average Remaining Lease Term (years)	6.4	6.8
Weighted Average Discount Rate	6.0%	6.0%

Maturities of lease liabilities as of July 31, 2020 are as follows (in thousands):

Minimum Lease Payments, Gross
Remaining six months of fiscal 2021	$10,215
fiscal 2022	41,195
fiscal 2023	37,250
fiscal 2024	37,657
fiscal 2025	36,821
fiscal 2026 and thereafter	87,784
Total lease payments	$250,922
Less imputed interest	(47,954)
Present value of lease liabilities	$202,968

8. Commitments and Contingencies
Letters of Credit
As of July 31, 2020 and January 31, 2020, we had a total of $19.7 million and $19.9 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Legal Proceedings
On June 7, 2019, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Christie v. Cloudera, Inc., et al., Case No. 5:19-cv-3221-LHK. The complaint named as defendants Cloudera, its former Chief Executive Officer, its Chief Financial Officer and a former officer and director, asserting alleged class claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) and SEC Rule 10b-5. Two substantially similar class action complaints, entitled Zarantonello v. Cloudera, Inc., et al., Case No. 5:19-cv-4007-LHK, and Dvornic v. Cloudera, Inc., et al., Case No. 5:19-cv-4310-LHK, were subsequently filed against the same defendants in the same court on July 12, 2019 and July 26, 2019, respectively. The suits have been consolidated under the name, In re Cloudera, Inc. Securities Litigation, Case No. 5:19-cv-3221-LHK. The court subsequently appointed lead plaintiffs and lead counsel, and a consolidated amended complaint was filed on February 14, 2020. The consolidated amended complaint asserted claims against the Company and three individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, based on allegedly false and misleading statements between April 28, 2017 and June 5, 2019. It also added as defendants ten current or former directors or officers of the Company and Intel Corporation and asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks, and alleged that the registration statement contained untrue statements of material fact and omitted material facts. The complaint sought, among other things, an award of damages and attorneys’ fees and costs. Cloudera believes that the allegations in the action are without merit. On March 18, 2020, the court vacated its prior order appointing lead plaintiffs and lead counsel and reopened the lead plaintiff process. On July 27, 2020, the court appointed new lead plaintiffs and lead counsel. A further amended complaint is schedule to be filed on September 22, 2020.
On June 7, 2019, a purported class action complaint was filed in the Superior Court of California, County of Santa Clara, entitled Lazard v. Cloudera, Inc., et al., Case No. 19CV348674. The complaint named as defendants Cloudera, thirteen individuals who are current or former directors or officers of the Company, and Intel Corporation. The complaint alleged that the registration statement contained untrue statements of material fact and omitted material facts. Two substantially similar suits, entitled Franchi v. Cloudera, Inc., et al., Case No. 19CV348790, and Cannizzo v. Cloudera, Inc., et al., Case No. 19CV348974, were subsequently filed in the same court on June 11, 2019 and June 14, 2019, respectively. The suits have been consolidated under the name In re Cloudera, Inc. Securities Litigation, Lead Case No. 19CV348674 and the consolidated amended complaint purports to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks, and alleges that the registration statement contained untrue statements of material fact and omitted material facts. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. On July 1, 2020, the court overruled the Company’s demurrer to the consolidated amended complaint. On August 18, 2020, a purported shareholder class action captioned Stahl v. Cloudera, Inc., et al., Case No. 20CV369480 was filed in the Superior Court of California, County of Santa Clara. The Stahl complaint is substantially similar to the consolidated state court complaint and asserts the same claims against the same defendants on behalf of the same purported class. Cloudera believes that the allegations in the lawsuits are without merit.
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

9.  Common Stock Repurchases
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s outstanding shares of common stock. Share repurchases may be made through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of the repurchases will be at the discretion of our management based on their evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The program does not have an expiration date, and it may be suspended or discontinued at any time. For the six months ended July 31, 2020, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program. As of July 31, 2020, there was approximately $74.0 million of authorized funds remaining under the repurchase program. No shares were repurchased during the three months ended July 31, 2020.

10.  Stock-Based Compensation
We maintain two stock-based compensation plans: the 2017 Equity Incentive Plan (2017 Plan) and the 2008 Equity Incentive Plan (2008 Plan), collectively referred to as the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
The number of shares reserved for issuance under our 2017 Plan increases automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2020, the number of shares reserved for issuance under the 2017 Plan increased automatically by 14,758,388 additional shares. As of July 31, 2020, there were 23,520,676 shares of common stock reserved and available for future issuance under the Stock Plans.
Stock Options
Stock options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of three to four years, with 25% vesting after one year and then ratably on a monthly basis for the remaining two to three years.
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2020	13,530	$5.96	2.1	$70,057
Exercised	(7,837)	3.31	—	—
Canceled	(704)	13.62	—	—
Balance — July 31, 2020	4,989	9.04	3.4	18,109

The unamortized stock-based compensation expense for stock options of $0.1 million as of July 31, 2020 will be recognized over the average remaining vesting period of 0.3 years.

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
The following table summarizes RSU activity and related information under the Stock Plans:

	Restricted Stock Units Outstanding
	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance — January 31, 2020	38,584	$10.85
Granted	8,683	9.23
Canceled	(4,336)	11.38
Vested and converted to shares	(12,096)	9.54
Balance — July 31, 2020	30,835	10.84
The unamortized stock-based compensation expense for RSUs of $298.8 million as of July 31, 2020 will be recognized over the average remaining vesting period of 2.3 years.
Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). Each offering period consists of a six-month purchase period (commencing each June 21 and December 21).
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2020, the number of shares reserved for issuance under the ESPP increased automatically by 2,951,677 additional shares. As of July 31, 2020, the total number shares available for grant under the ESPP was 5,057,542 shares.

11. Income Taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the three months ended July 31, 2020 and 2019, our tax provision was $1.9 million and $1.2 million, respectively. For the six months ended July 31, 2020 and 2019, our tax provision was $3.8 million and $4.1 million, respectively. Our tax provision for the three and six months ended July 31, 2020 was primarily attributable to foreign income taxes.
In June 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. In June 2020, the Supreme Court denied the petition. We have reviewed this decision and determined no adjustment is required to our condensed consolidated financial statements as a result of this development.

12. Related Party Transactions
Certain members of our board of directors currently serve on the board of directors or as an executive officer of certain companies that are our customers. The aggregate revenue we recognized from these customers was $2.1 million and $5.5 million for the three months ended July 31, 2020 and 2019, respectively, and $4.0 million and $12.2 million for the six months ended July 31, 2020 and 2019, respectively. There was $1.6 million and $1.2 million in accounts receivable due from these customers as of July 31, 2020 and January 31, 2020, respectively.

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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription	$191,522	$164,102	$378,607	$318,940
Services	22,814	32,609	46,189	65,239
Total revenue	$214,336	$196,711	$424,796	$384,179

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Contribution margin:
Subscription	$170,357	$141,903	$335,877	$274,133
Services	4,108	8,750	5,865	13,744
Total segment contribution margin	$174,465	$150,653	$341,742	$287,877
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Segment contribution margin	$174,465	$150,653	$341,742	$287,877
Amortization of acquired intangible assets	(19,676)	(19,937)	(39,352)	(40,097)
Stock-based compensation expense	(46,617)	(61,733)	(100,055)	(110,604)
Corporate costs, such as research and development, corporate general and administrative and other	(144,706)	(158,080)	(294,676)	(330,026)
Loss from operations	$(36,534)	$(89,097)	$(92,341)	$(192,850)

Sales outside of the United States represented approximately 40% and 38% of our total revenue for the three and six months ended July 31, 2020 and 2019, respectively. No individual foreign country represented more than 10% of revenue in any period presented. All revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of July 31, 2020 and January 31, 2020, assets located outside the United States were 4% and 5% of total assets, respectively.

14.  Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(35,997)	$(87,043)	$(94,011)	$(190,173)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	300,103	276,778	297,724	274,207
Net loss per share, basic and diluted	$(0.12)	$(0.31)	$(0.32)	$(0.69)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive (in thousands):

	As of July 31,
	2020	2019
Stock options to purchase common stock	4,989	16,461
Restricted stock units	30,835	37,860
Shares issuable pursuant to the ESPP	777	2,544
Total	36,601	56,865

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
We have a broad customer base that spans industries and geographies. For the three and six months ended July 31, 2020 and 2019, no customer accounted for more than 10% of our total revenue. We have significant revenue in the industries of banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data-intensive industries. Sales outside of the United States represented approximately 40% and 38% of our total revenue for the three and six months ended July 31, 2020 and 2019, respectively.
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
Annualized Recurring Revenue (ARR) is the primary metric that management uses to monitor customer retention and growth and to make operational decisions related to our business. ARR equals the annualized value of all recurring subscription contracts with active entitlements as of the end of the applicable period. ARR provides a normalized and composite view of customer retention, renewal and expansion as well as growth from new customers, that is a supplement to reported revenue.

	As of		Change
	July 31, 2020	July 31, 2019	Amount	%
	(in thousands, except percentages)
Annualized Recurring Revenue	$739,355	$659,049	$80,306	12%

The increase in ARR was primarily due to existing customers expanding their use of Cloudera products.
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
We do not believe there has been a material impact from the effects of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital resources as of and during the three and six months ended July 31, 2020.
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
Results of Operations
Revenue
Our total revenues for the three and six months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Subscription	$191,522	$164,102	$27,420	17%	$378,607	$318,940	$59,667	19%
Services	22,814	32,609	(9,795)	(30)%	46,189	65,239	(19,050)	(29)%
Total revenue	$214,336	$196,711	$17,625	9%	$424,796	$384,179	$40,617	11%
As a percentage of total revenue:
Subscription	89%	83%			89%	83%
Services	11%	17%			11%	17%
Total revenue	100%	100%			100%	100%
The increase in subscription revenue for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, was primarily attributable to an increase in subscription sales to existing customers.
The decrease in services revenue for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, was attributable to lower services demand partially as a result of COVID-19 related customer budget restrictions as well as limitation for on-site service delivery.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Cost of revenue:
Subscription	$27,929	$29,075	$(1,146)	(4)%	$56,565	$58,412	$(1,847)	(3)%
Services	21,710	28,055	(6,345)	(23)%	47,315	59,951	(12,636)	(21)%
Total cost of revenue	$49,639	$57,130	$(7,491)	(13)%	$103,880	$118,363	$(14,483)	(12)%
Gross profit	$164,697	$139,581	$25,116	18%	$320,916	$265,816	$55,100	21%
Gross margin:
Subscription	85%	82%			85%	82%
Services	5%	14%			(2)%	8%
Total gross margin	77%	71%			76%	69%
Cost of revenue, as a percentage of total revenue:
Subscription	13%	15%			13%	15%
Services	10%	14%			11%	16%
Total cost of revenue	23%	29%			24%	31%
The decrease in subscription cost of revenue for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, was primarily due to a decrease of $0.9 million and $1.0 million, respectively, in facilities and office related costs. The remaining decrease was due primarily to lower payroll and payroll related costs.
The decrease in services cost of revenue for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, was primarily due to a decrease of $4.2 million and $9.0 million, respectively, in employee-related costs including salaries, stock-based compensation, travel, benefits and IT allocations as a result of lower headcount, and a decrease of $1.8 million and $2.9 million, respectively, in third party contractor services.
Subscription gross margin increased for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, due to growth in the business, better margin from reduced costs, and one-time valuation adjustments made in prior fiscal year related to deferred subscription revenue obligations from our merger with Hortonworks.
Services gross margin decreased for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, primarily due to a decrease in services revenue by approximately 30% in both periods, while the cost of services revenue decreased by 23% and 21%, respectively, as explained above.

Operating Expenses

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Research and development	$62,304	$65,742	$(3,438)	(5)%	$126,520	$129,915	$(3,395)	(3)%
Sales and marketing	105,760	112,491	(6,731)	(6)%	218,895	231,874	(12,979)	(6)%
General and administrative	33,167	50,445	(17,278)	(34)%	67,842	96,877	(29,035)	(30)%
Total operating expenses	$201,231	$228,678	$(27,447)	(12)%	$413,257	$458,666	$(45,409)	(10)%
Operating expenses, as a percentage of total revenue:
Research and development	29%	33%			30%	34%
Sales and marketing	49%	57%			51%	60%
General and administrative	16%	26%			16%	25%
Total operating expenses	94%	116%			97%	119%
Research and Development
The decrease in research and development expenses for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, was primarily due to a decrease of $1.5 million and $1.1 million, respectively, in cloud computing costs. The remaining decrease was due primarily to reduced travel cost and lower facilities expenses.
Sales and Marketing
The decrease in sales and marketing expenses for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, was primarily due to reduced cost related to travel, marketing programs and events, and lower headcount. Travel cost declined $4.2 million and $10.0 million, respectively, of which a majority is from COVID-19 related travel restrictions. Cost related to marketing programs and events declined $1.9 million and $6.7 million, respectively, due partially to synergies from our merger with Hortonworks enabling us to combine and eliminate certain programs and events. Payroll and related costs, excluding variable compensation, was down due to reduced headcount. These reductions were partially offset by increased variable compensation from one-time valuation adjustments made in the prior fiscal year related to deferred commission expenses from our merger with Hortonworks.
General and Administrative
The decrease in general and administrative expenses for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, was primarily due to reduced cost related to consulting and contractor services and stock-based compensation. Consulting and contractor services were down $7.6 million and $16.7 million, respectively, mainly driven by higher cost related to post-merger activities in prior fiscal year. Stock-based compensation was also down by $10.6 million and $10.4 million, respectively, due to charges incurred with the departure of our former CEO in the second quarter of fiscal 2020.
Interest Income

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Interest income	$1,444	$3,156	$(1,712)	(54)%	$3,685	$6,447	$(2,762)	(43)%
Interest income for the three and six months ended July 31, 2020, as compared to the same period in the prior fiscal year, decreased mainly due to a decline in interest rates, increased funds held as cash and cash equivalents due to greater market volatility, and the decline in weighted average maturities as we re-invested in securities with shorter maturities during the second quarter of fiscal 2021.
Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$980	$104	$876	842%	$(1,517)	$337	$(1,854)	NM
(NM = Not meaningful)
The increase in other income, net for the three months ended July 31, 2020, as compared to the same period in the prior fiscal year, was primarily due to foreign currency exchange gains.
Other expense, net of $1.5 million for the six months ended July 31, 2020, as compared to other income, net of $0.3 million during the same period in the prior fiscal year, was primarily due to a $2.0 million impairment charge made in the first quarter of fiscal year 2021, to write off our investment in equity securities of a privately held company.
Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(1,887)	$(1,206)	$(681)	56%	$(3,838)	$(4,107)	$269	(7)%
The provision for income taxes increased slightly for the three months ended July 31, 2020, while remaining relatively flat for the six-month period. The increase in provision for income taxes for the three months ended July 31, 2020, as compared to the same period in the prior fiscal year, was primarily due to increased foreign taxes.
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
Liquidity and Capital Resources
As of July 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $565.4 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset-backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. Our principal source of cash liquidity is payments we receive from customers for our subscriptions and services.
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock. Share repurchases may be made through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of the repurchases will be at the discretion of our management based on their evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The program does not have an expiration date, and it may be suspended or discontinued at any time. For the six months ended July 31, 2020, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program. As of July 31, 2020, there was approximately $74.0 million of authorized funds remaining under the repurchase program. No shares were repurchased during the three months ended July 31, 2020.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$100,805	$(21,520)
Net cash used in investing activities	(50,117)	(41,158)
Net cash used in financing activities	(15,618)	(6,425)
Effect of exchange rate changes	463	(1,509)
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,533	$(70,612)
Cash Provided by (Used in) Operating Activities
Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscription agreements. Payments from customers for these subscription agreements are generally received near the beginning of the annual contract period. We also generate cash from the sales of our services offerings. Our primary uses of cash from operating activities are for employee related expenditures and leased facilities.
Operating cash flow increased during the six months ended July 31, 2020 mainly due to cash collections on increased sales of our subscription-based offerings and lower nonrecurring costs incurred in the first half of fiscal 2020 associated with combining the Cloudera and Hortonworks businesses.
For the six months ended July 31, 2020, net cash provided by operating activities mainly consisted of our net loss of $94.0 million, adjusted for stock-based compensation expense of $100.1 million, depreciation and amortization expenses of $44.9 million, amortization of deferred costs of $33.4 million, non-cash lease expense of $22.7 million, and net cash outflow of $11.4 million from changes in assets and liabilities. The outflow from changes in assets and liabilities was primarily due to a decrease in deferred revenue of $67.2 million, cash payments of $21.2 million for operating lease liabilities, an increase of $22.3 million in deferred costs related to sales variable compensation, partially offset by a decrease in accounts receivable of $100.3 million from strong collections.
For the six months ended July 31, 2019, net cash used in operating activities mainly consisted of our net loss of $190.2 million, adjusted for stock-based compensation expense of $110.6 million, depreciation and amortization expenses of $46.2 million, non-cash lease expense of $22.9 million, amortization of deferred costs of $21.0 million, and net cash outflow of $30.8 million from changes in assets and liabilities. The outflow from changes in assets and liabilities was due to a decrease in deferred revenue of $50.3 million, cash payments of $25.0 million for operating lease liabilities, an increase in deferred costs of $21.8 million, and a net cash outflow of $14.3 million from changes in other operating assets and liabilities, partially offset by a decrease in accounts receivable of $80.7 million.

Cash Used in Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, cash acquired or used for business combinations, and investments in capital and other assets to support our growth.
For the six months ended July 31, 2020, net cash used in investing activities consisted of purchases of marketable securities of $273.6 million and capital expenditures for the purchases of property and equipment of $4.4 million, partially offset by sales and maturities of marketable securities of $227.9 million.
For the six months ended July 31, 2019, net cash used in investing activities consisted of purchases of marketable securities of $311.2 million and capital expenditures for the purchases of property and equipment of $4.7 million, partially offset by sales and maturities of marketable securities of $274.8 million.
Cash Used in Financing Activities
The changes in cash flows from financing activities primarily relate to net proceeds from or used for employee stock plans and common stock repurchased under our share repurchase program as further discussed in Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
For the six months ended July 31, 2020, net cash used in financing activities consisted of repurchases of common stock of $26.0 million, taxes paid related to the net share settlement of restricted stock units of $23.3 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan withholding of $33.6 million.
For the six months ended July 31, 2019, net cash used in financing activities consisted of taxes paid related to the net share settlement of restricted stock units of $15.6 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan withholding of $9.2 million.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2020. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a table of our minimum lease payments as of July 31, 2020.
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
Due to COVID-19, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of September 4, 2020, the date of filing this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $565.4 million as of July 31, 2020 and $483.2 million as of January 31, 2020, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset-backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $4.2 million as of July 31, 2020.
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
To manage exposures to currency fluctuations, we entered into foreign currency forward contracts to offset the gains and losses on our foreign currency denominated monetary assets and liabilities beginning in the first quarter of fiscal year 2021. They are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. For the three and six months ended July 31, 2020, foreign exchange transaction gains and losses recorded as part of other income (expense), net within our condensed consolidated statements of operations were not material. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and six months ended July 31, 2020 and 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.
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
We have incurred net losses since our founding in 2008, including net losses of $94.0 million and $336.6 million for the six months ended July 31, 2020 and the year ended January 31, 2020, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.6 billion as of July 31, 2020. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components, and continue to develop our platform. In addition, as a result of our merger with Hortonworks, we have incurred substantial transaction and purchased intangible amortization costs. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
The COVID-19 coronavirus pandemic (COVID-19 or COVID-19 pandemic) has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, and could adversely impact our customers and business partners and disrupt our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. Our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require an investment of time and resources, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.
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
Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Acquisitions, including the completed merger with Hortonworks, involve many risks, including the following:
•an acquisition may negatively impact our results of operations because it:
– may require us to incur charges, including integration and restructuring costs, both one-time and ongoing, as well as substantial debt or liabilities, including unanticipated and unknown liabilities,
– may cause adverse tax consequences, substantial depreciation or deferred compensation charges,
– in the future may require the amortization, goodwill and other intangible assets, and
– may not generate sufficient financial returns for us to offset our acquisition costs;
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
We introduced CDP Public Cloud in September 2019, and Data Center in November 2019. We have less experience with marketing, determining pricing for and selling CDP, and we are continuing to refine our approach to selling, marketing, pricing and supporting adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow CDP, including offering trials to existing and potential customers. We cannot guarantee that CDP will be adopted broadly. If we are unsuccessful in our efforts to drive customer adoption of CDP, which may be adversely impacted by the current COVID-19 pandemic, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.
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
We derive and expect to continue to derive substantially all of our revenue from our data management, machine learning and analytics platform. As such, the market acceptance of our platform is critical to our continued success. Demand for our platform is affected by a number of factors beyond our control, including continued market acceptance, the timing of development and release of new products by our competitors, technological change, any developments or disagreements with the open source community, growth or contraction in our market and general economic conditions. We expect the growth and proliferation of data to lead to an increase in the data analysis demands of our customers, and our platform may not be able to scale and perform to meet those demands or may not be chosen by users for those needs. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our platform and solutions, our business operations, financial results and growth prospects will be materially and adversely affected.
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
Our solutions include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. We do not own all of the open source technology in our platform and the ownership of the open source technology in our platform may not be easily determinable by us. Rather, we rely on the Apache Software Foundation (ASF) as well as certain other third-party open source contributors to ensure that the open source contributions to our platform are properly owned by the committers and contributors who contribute the open source technology and that such contributions do not infringe on other parties’ intellectual property rights. Moreover, the terms of certain of the open source licenses have not been interpreted by United States courts or other courts, and there is a risk that such licenses could be construed in a manner that is incompatible with our current business model, imposing unanticipated conditions or restrictions on our ability to market our solutions. We, our customers and the ASF may have received, or may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights, and, to the extent products based on the open source data management ecosystem gain greater market visibility, we, our customers, and the ASF, face a higher risk of being the subject of intellectual property infringement claims. In addition, we or our customers could be subject to lawsuits by parties claiming ownership of (or that different license terms apply to) what we believe to be open source software, or seeking to enforce the terms of an open source license. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies and services, each of which could reduce or eliminate the value of our technologies and cause us to have to significantly alter our current business model. These claims could also result in litigation (including litigation against our customers or partners, which could result in us being obligated to indemnify our customers or partners against such litigation), require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which could have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re-engineer our solutions or incur additional costs to find alternative tools. Further, changes in our software licensing model may impact future revenue growth rates.
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
Our senior management has substantially changed over the last fiscal year, including, for example, the recent departures of our former chief executive officer, Thomas Reilly and interim chief executive officer, Martin Cole. We have a new chief executive officer, Robert Bearden, who started in January 2020.
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
We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our managerial, administrative, operational, financial and other resources. For example, our employee headcount increased from 1,648 employees as of January 31, 2018 to 2,719 employees as of July 31, 2020. This growth has placed, and any future growth will place, significant demands on our management and our operational and financial infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:
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
We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. In addition, a large percentage of our sales force is relatively new to our company. New hires require significant training and may take significant time before they achieve full productivity, especially as new offerings are developed and released. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, growth of our direct sales force leads to increasing difficulty and complexity in its organization, management and leadership, at which we may prove unsuccessful. If we are unable to hire and train a sufficient number of effective sales personnel, we are ineffective at overseeing a growing sales force, or the sales personnel we hire are otherwise unsuccessful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
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
As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition are more visible, which has resulted in litigation, and may continue to result in additional threatened or actual litigation in the future, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
A significant health crisis, epidemic or pandemic (including the current COVID-19 pandemic), or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, financial condition and results of operations. Our corporate headquarters are located in Santa Clara, California, in a region known for seismic activity, and we have significant offices in San Francisco, Austin and New York City in the United States and internationally in Bangalore, Budapest, London, Ireland and Singapore. Further, if an epidemic or pandemic or a natural disaster or terrorist event occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. For example, the west coast of the United States contains active earthquake zones and the eastern seaboard is subject to seasonal hurricanes while New York and the United Kingdom have suffered significant terrorist attacks. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, finance, customer support, operational support, hosted services and sales activities. In the event of a major epidemic or pandemic, earthquake, hurricane or catastrophic event such as fire, power loss, floods, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development of solutions, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results. All of the aforementioned risks may be augmented if the business continuity plans for us and our service providers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations could be adversely affected.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been, and may continue to be, volatile or may decline regardless of our operating performance.
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $4.76 to $23.35, through July 31, 2020. The market price of the common stock of many technology companies have fluctuated significantly since the outbreak of COVID-19. The extent to which and for how long COVID-19 may impact the market price of common stock is unclear.
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Stockholders have, from time to time, instituted securities class action litigation following periods of stock price volatility. For example, after we announced earnings for the quarter ended April 30, 2019, our stock price dropped and several securities litigation lawsuits were initiated. The current securities litigation cases, as well as any future securities litigation that we may become involved in, could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations and cash flows.
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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 42.4% of our outstanding common stock, based on the number of shares outstanding as of August 31, 2020. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to influence or control the governance, management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Icahn Enterprises L.P. and certain of its affiliates (collectively, the Icahn Group) holds approximately 16.9% of our outstanding common stock, based on the number of shares outstanding as of August 31, 2020. Intel holds approximately 8.4% of our outstanding common stock, based on the number of shares outstanding as of August 31, 2020. As such, the Icahn Group and Intel could have considerable influence over matters such as approving a potential acquisition of us. The Icahn Group and Intel’s investment in and position in our company, including the various agreements we entered into with them respectively, could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 3, 2020, our board of directors authorized a share repurchase program of the Company’s common stock of up to $100 million (the “Share Repurchase Program”), as announced on March 10, 2020 and further discussed in Note 9 to the Company’s condensed consolidated financial statements in this Quarterly Report on Form 10-Q. No shares were repurchased during the three months ended July 31, 2020. As of July 31, 2020, there was approximately $74.0 million of authorized funds remaining under the repurchase program. This Share Repurchase Program does not have an expiration date.

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.01	Amendment to Employment Offer Letter between Robert Bearden and the Registrant, dated May 6, 2020					X
31.01	Certification of Robert Bearden, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Robert Bearden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

CLOUDERA, INC.

September 4, 2020	By:	/s/ Robert Bearden
Robert Bearden
Chief Executive Officer and Director
(Principal Executive Officer)

September 4, 2020	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)