Form 10-K/A
period 2020-01-31
Cloudera, Inc.
filed 2020-10-26
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K/A
(Amendment No.1)
_______________________________________________

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

As of September 30, 2020, there were 312,565,428 shares of the registrant’s common stock outstanding.

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

EXPLANATORY NOTE
Cloudera, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2020 (the “Original 2020 Form 10-K”). The purpose of this Amendment No. 1 is to correct Item 9A. Controls and Procedures for the Company's inadvertently omitted conclusion that internal control over financial reporting was effective.
In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2020 Form 10-K and does not reflect events occurring after the filing of the Original 2020 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2020 Form 10-K and the Company’s other filings with the SEC.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting, as of the end of the period covered by this Annual Report on Form 10-K, was effective.
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

ITEM 15. EXHIBITS
(a) None
(b) Exhibits

Exhibit Number	Exhibit Description
31.01	Certification of Robert Bearden, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDERA, INC.

Date: October 26, 2020	By:	/s/ Robert Bearden
Robert Bearden
Chief Executive Officer and Director
(Principal Executive Officer)