Form 10-K/A
period 2020-01-31
Cloudera, Inc.
filed 2020-11-06
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K/A
(Amendment No. 2)
_______________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________
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

EXPLANATORY NOTE
Cloudera, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend the Company’s Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) that amended the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2020 (the “Original 2020 Form 10-K”). The purpose of this Amendment No. 2 is to file updated certifications from the Company’s principal executive officer and principal financial officer pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that include paragraphs 3, 4 and 5, which were not included in the certifications filed with Amendment No. 1, since Amendment No. 1 amended disclosure with respect to Item 308 of Regulation S-K. Because no financial statements have been included in this Amendment No. 2, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 2 does not amend, modify, or otherwise update any other information in the Original 2020 Form 10-K and does not reflect events occurring after the filing of the Original 2020 Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 2020 Form 10-K and the Company’s other filings with the SEC.

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

CLOUDERA, INC.

Date: November 6, 2020	By:	/s/ Robert Bearden
Robert Bearden
Chief Executive Officer and Director
(Principal Executive Officer)

4