Form 10-Q
period 2020-10-31
Cloudera, Inc.
filed 2020-12-04
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of November 30, 2020, there were 312,754,747 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	October 31, 2020	January 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,114	$107,638
Marketable securities	298,711	253,361
Accounts receivable, net	172,424	249,971
Deferred costs	44,922	54,776
Prepaid expenses and other current assets	28,502	42,155
Total current assets	640,673	707,901
Property and equipment, net	20,247	21,988
Marketable securities, non-current	169,324	122,193
Intangible assets, net	551,835	605,236
Goodwill	599,291	590,361
Deferred costs, non-current	30,365	35,260
Operating lease right-of-use assets	187,469	204,642
Other assets	10,961	12,209
TOTAL ASSETS	$2,210,165	$2,299,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,556	$3,858
Accrued compensation	56,029	61,826
Other contract liabilities	7,895	12,225
Other accrued liabilities	22,902	22,297
Operating lease liabilities	29,422	19,181
Deferred revenue	401,943	460,561
Total current liabilities	520,747	579,948
Operating lease liabilities, non-current	176,244	192,324
Deferred revenue, non-current	57,958	81,926
Other accrued liabilities, non-current	5,683	7,223
TOTAL LIABILITIES	760,632	861,421
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding as of October 31, 2020 and January 31, 2020	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized as of October 31, 2020 and January 31, 2020; 312,718,408 and 295,167,761 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	16	15
Additional paid-in capital	3,044,290	2,923,905
Accumulated other comprehensive (loss) income	(195)	273
Accumulated deficit	(1,594,578)	(1,485,824)
TOTAL STOCKHOLDERS’ EQUITY	1,449,533	1,438,369
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,210,165	$2,299,790

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	$197,355	$166,932	$575,962	$485,872
Services	20,544	31,360	66,733	96,599
Total revenue	217,899	198,292	642,695	582,471
Cost of revenue:(1) (2)
Subscription	25,243	30,224	81,808	88,636
Services	16,804	27,404	64,119	87,355
Total cost of revenue	42,047	57,628	145,927	175,991
Gross profit	175,852	140,664	496,768	406,480
Operating expenses:(1) (2)
Research and development	56,306	66,657	182,826	196,572
Sales and marketing	97,952	117,783	316,847	349,657
General and administrative	33,923	38,691	101,765	135,568
Total operating expenses	188,181	223,131	601,438	681,797
Loss from operations	(12,329)	(82,467)	(104,670)	(275,317)
Interest income	1,201	2,756	4,886	9,203
Other income (expense), net	(1,398)	(46)	(2,915)	291
Loss before provision for income taxes	(12,526)	(79,757)	(102,699)	(265,823)
Provision for income taxes	(1,419)	(2,365)	(5,257)	(6,472)
Net loss	$(13,945)	$(82,122)	$(107,956)	$(272,295)
Net loss per share, basic and diluted	$(0.04)	$(0.29)	$(0.36)	$(0.98)
Weighted-average shares used in computing net loss per share, basic and diluted	311,009	283,267	302,185	277,260

(1) Amounts include stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of revenue – subscription	$3,384	$4,306	$11,060	$12,314
Cost of revenue – services	2,372	4,620	9,363	13,076
Research and development	16,372	19,697	53,253	55,991
Sales and marketing	11,806	17,400	41,660	46,199
General and administrative	7,922	8,191	26,575	37,238

(2) Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of revenue – subscription	$3,144	$2,761	$9,303	$8,358
Sales and marketing	16,605	17,264	49,798	51,764
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(13,945)	$(82,122)	$(107,956)	$(272,295)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(241)	473	(1,162)	(157)
Unrealized (loss) gain on investments	(717)	375	694	1,177
Total other comprehensive (loss) income, net of tax	(958)	848	(468)	1,020
Comprehensive loss	$(14,903)	$(81,274)	$(108,424)	$(271,275)

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	309,234	$15	$3,008,394	$763	$(1,580,633)	$1,428,539
Shares issued under employee stock plans	124		392	—	—	392
Vested restricted stock units converted into shares	3,939	1	—	—	—	1
Stock-based compensation expense	—	—	41,856	—	—	41,856
Shares withheld related to net settlement of restricted stock units	(579)		(6,352)	—	—	(6,352)
Unrealized loss on investments	—	—	—	(717)	—	(717)
Foreign currency translation loss	—	—	—	(241)	—	(241)
Net loss	—	—	—	—	(13,945)	(13,945)
Balance as of October 31, 2020	312,718	$16	$3,044,290	$(195)	$(1,594,578)	$1,449,533

	Three Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	279,595	$14	$2,814,767	$130	$(1,339,415)	$1,475,496
Shares issued under employee stock plans	1,845	—	5,856	—	—	5,856
Vested restricted stock units converted into shares	6,378	—	—	—	—	—
Stock-based compensation expense	—	—	54,214	—	—	54,214
Shares withheld related to net settlement of restricted stock units	(700)	—	(5,431)	—	—	(5,431)
Unrealized gain on investments	—	—	—	375	—	375
Foreign currency translation gain	—	—	—	473	—	473
Net loss	—	—	—	—	(82,122)	(82,122)
Balance as of October 31, 2019	287,118	$14	$2,869,406	$978	$(1,421,537)	$1,448,861
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	295,168	$15	$2,923,905	$273	$(1,485,824)	1,438,369
Shares issued under employee stock plans	7,961	—	26,353	—	—	26,353
Vested restricted stock units converted into shares	16,035	1	—	—	—	1
Shares issued under employee stock purchase plan	800	—	7,730	—	—	7,730
Repurchases of common stock	(3,945)	—	(25,974)	—	—	(25,974)
Stock-based compensation expense	—	—	141,911	—	—	141,911
Shares withheld related to net settlement of restricted stock units	(3,301)	—	(29,635)	—	—	(29,635)
Unrealized gain on investments	—	—	—	694	—	694
Foreign currency translation loss	—	—	—	(1,162)	—	(1,162)
Cumulative effect of accounting change	—	—	—	—	(798)	(798)
Net loss	—	—	—	—	(107,956)	(107,956)
Balance as of October 31, 2020	312,718	$16	$3,044,290	$(195)	$(1,594,578)	$1,449,533

	Nine Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2019	268,819	$13	$2,711,340	$(42)	$(1,149,242)	$1,562,069
Shares issued under employee stock plans	3,776	1	10,743	—	—	10,744
Vested restricted stock units converted into shares	16,558	—	—	—	—	—
Shares issued under employee stock purchase plan	735	—	3,590	—	—	3,590
Stock-based compensation expense	—	—	164,818	—	—	164,818
Shares withheld related to net settlement of restricted stock units	(2,770)	—	(21,085)	—	—	(21,085)
Unrealized gain on investments	—	—	—	1,177	—	1,177
Foreign currency translation loss	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(272,295)	(272,295)
Balance as of October 31, 2019	287,118	$14	$2,869,406	$978	$(1,421,537)	$1,448,861
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,956)	$(272,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,016	69,123
Non-cash lease expense	34,208	33,897
Stock-based compensation expense	141,911	164,818
Amortization of deferred costs	50,750	33,579
Other	8,387	(1,903)
Changes in assets and liabilities:
Accounts receivable	76,067	78,952
Prepaid expenses and other assets	14,508	(3,754)
Deferred costs	(36,001)	(37,200)
Accounts payable	(2,098)	4,193
Accrued compensation	(10,225)	(2,323)
Other accrued liabilities	(3,447)	4,904
Other contract liabilities	(4,330)	(9,445)
Operating lease liabilities	(24,731)	(27,898)
Deferred revenue	(84,889)	(62,058)
Net cash provided by (used in) operating activities	119,170	(27,410)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(395,200)	(392,497)
Proceeds from sale of marketable securities	110,322	56,741
Maturities of marketable securities	191,670	331,630
Cash used in business combinations, net of cash acquired	(12,358)	(4,500)
Capital expenditures	(7,305)	(6,488)
Net cash used in investing activities	(112,871)	(15,114)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(25,974)	—
Taxes paid related to net share settlement of restricted stock units	(29,635)	(21,085)
Proceeds from employee stock plans	38,191	19,633
Net cash used in financing activities	(17,418)	(1,452)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(405)	(1,508)
Net decrease in cash, cash equivalents and restricted cash	(11,524)	(45,484)
Cash, cash equivalents and restricted cash — Beginning of period	110,990	162,039
Cash, cash equivalents and restricted cash — End of period	$99,466	$116,555

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment, accrued but not yet paid	$60	$138
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,040	$3,741

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	As of October 31,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows
Cash and cash equivalents	$96,114	$113,203
Restricted cash included in Other assets	3,352	3,352
Total cash, cash equivalents and restricted cash	$99,466	$116,555
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Business and Significant Accounting Policies
Description of Business
Cloudera, Inc. was incorporated in the state of Delaware on June 27, 2008 and is headquartered in Santa Clara, California. Cloudera is an enterprise data cloud company. We sell software subscriptions and public cloud services for the recently released Cloudera Data Platform (CDP) solution-set and software subscriptions for our traditional on-premises data platforms. Subscriptions include software access rights and technical support. We also provide professional services for the implementation and use of our software subscriptions, machine learning expertise and consultation, training and education services. Our offerings are based predominantly on open source software, utilizing data stored natively in public cloud object stores as well as in various open source data stores. Unless the context requires otherwise, the words “we,” “us,” “our”and “Cloudera” refer to Cloudera, Inc. and its subsidiaries taken as a whole.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries, which are located in various countries, including the United States, Australia, China, India, Germany, Ireland, The Netherlands, Singapore, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated balance sheet as of January 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of results to be expected for the full year ending January 31, 2021 or for any other interim periods or for any other future years.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K and Form 10-K/A for the year ended January 31, 2020, filed with the SEC on March 27, 2020, October 26, 2020, and November 6, 2020, respectively. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K, as amended, for the year ended January 31, 2020 other than as noted below under “New Accounting Policies". We have enhanced the disclosure specific to our subscription revenue policy below under "Subscription Revenue".
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include the useful lives of property and equipment and intangible assets, allowance for credit losses, stock-based compensation expense, bonus attainment, self-insurance costs incurred, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the evaluation for impairment of intangible assets and goodwill, the estimated period of benefit for deferred contract costs, estimates related to our revenue recognition, such as the assessment of elements in a multi-element arrangement and the value assigned to each element, contingencies, and the incremental borrowing rate used in discounting our lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Due to the COVID-19 Coronavirus pandemic (COVID-19 or COVID-19 pandemic), there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2020. While there was not a material impact to our condensed consolidated financial statements as of and for the three and nine months ended October 31, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 pandemic that could result in material impacts to our condensed consolidated financial statements in future reporting periods.
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
The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews, we determined that, while we may experience delays in our collections, the risk of credit loss on our trade receivables as of October 31, 2020 is not expected to materially differ from prior periods.
As of October 31, 2020 and January 31, 2020, no single customer represented more than 10% of accounts receivable. For each of the three and nine months ended October 31, 2020 and 2019, no single customer accounted for 10% or more of revenue.
Recently Adopted Accounting Standards
We adopted the following accounting standards as of February 1, 2020:
•ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment;
•ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement; and
• ASU No. 2018-15, Intangibles-Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)
The adoption of the above listed accounting standards did not have a material impact on our condensed consolidated financial statements as of and for the three and nine months ended October 31, 2020.
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
Recently Issued Accounting Standards
In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs (ASU 2020-08) to provide further clarification and update the previously issued guidance in ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20: Premium Amortization on Purchased Callable Debt Securities” (ASU 2017-08). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. ASU 2020-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. ASU 2020-08 is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2020 and to be applied prospectively. We do not anticipate that ASU 2020-08 will have a material impact on our consolidated financial statements.
New Accounting Policies
Derivative contracts
During the first quarter of fiscal year 2021, we implemented a currency risk management program. We use derivative financial instruments as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These derivative contracts consist of foreign currency forward contracts and are not designated as hedging instruments under the applicable accounting guidance. Accordingly, they are carried at fair value as either assets or liabilities on our condensed consolidated balance sheets. The changes in the fair value are included in Other income (expense), net within our condensed consolidated statements of operations and are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities.
Our foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, including currency spot and forward rates.
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

2. Revenue from Contracts with Customers
The following table reflects our contract liabilities balances (in thousands):

	October 31, 2020	January 31, 2020
Deferred revenue	$401,943	$460,561
Other contract liabilities	7,895	12,225
Deferred revenue, non-current	57,958	81,926
Total contract liabilities	$467,796	$554,712
Significant changes in the contract liabilities balances during the period ended October 31, 2020 are as follows (in thousands):

Contract Liabilities
January 31, 2020	$554,712
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(165,645)
Increases due to invoicing prior to satisfaction of performance obligations	125,655
April 30, 2020	514,722
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(166,692)
Increases due to invoicing prior to satisfaction of performance obligations	137,941
July 31, 2020	485,971
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(172,525)
Increases due to invoicing prior to satisfaction of performance obligations	154,350
October 31, 2020	$467,796
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
During the three and nine months ended October 31, 2020, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material.
As of October 31, 2020, approximately $827.4 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $548.5 million over the next 12 months and approximately $278.9 million thereafter.

Contract Assets
Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer when that right is conditional on something other than the passage of time (e.g., performance prior to invoicing on fixed fee service arrangements with substantive acceptance terms). We record unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as we have an unconditional right to invoice and receive payment in the future related to those fulfilled obligations. As of October 31, 2020 and January 31, 2020, contract assets were $3.0 million and $4.6 million, respectively, which are included in prepaid expenses and other current assets.

3. Business Combinations
On October 8, 2020, we acquired 100% voting interest in Eventador Labs, Inc. (Eventador), a provider of cloud-native services for enterprise-grade stream processing, for aggregate cash consideration of $18.0 million. We believe Eventador will accelerate innovation in our Cloudera DataFlow streaming platform and deliver more business value to our customers in real-time streaming analytics applications.
Under the terms of the agreement, $3.5 million of the aggregate consideration is payable to the former employees and is contingent upon their continued employment. As a result, these payments will be recorded as compensation expense over the contractual term of three years. Purchase consideration of $14.5 million has been preliminarily allocated primarily to goodwill and intangible assets of $8.9 million and $5.7 million, respectively. The intangible assets are being amortized over their respective useful lives ranging from 4 to 5 years.
The results of operations of Eventador have been included in our consolidated statements of operations from the acquisition date and were not material.

4. Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of October 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$27,618	$—	$—	$27,618
Marketable securities:
U.S. agency obligations	65,965	51	(32)	65,984
Asset-backed securities	2,907	14	—	2,921
Corporate notes and obligations	226,352	1,634	(14)	227,972
Commercial paper	51,171	26	(2)	51,195
Municipal securities	18,284	156	(5)	18,435
Certificates of deposit	57,999	60	—	58,059
U.S. treasury securities	43,413	59	(3)	43,469
Total cash equivalents and marketable securities	$493,709	$2,000	$(56)	$495,653

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$34,596	$—	$—	$34,596
Marketable securities:
Asset-backed securities	68,194	235	—	68,429
Corporate notes and obligations	199,226	891	—	200,117
Commercial paper	46,460	7	—	46,467
Municipal securities	20,865	65	—	20,930
Certificates of deposit	14,996	19	—	15,015
U.S. treasury securities	24,563	33	—	24,596
Total cash equivalents and marketable securities	$408,900	$1,250	$—	$410,150
The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	October 31, 2020		January 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$325,444	$326,329	$273,582	$274,058
Due after one year through five years	168,265	169,324	135,318	136,092
Total investments in marketable securities	$493,709	$495,653	$408,900	$410,150
The unrealized loss for each of these fixed rate marketable securities was not material as of October 31, 2020 and January 31, 2020. The unrealized losses on these investments were primarily due to changes in market interest rates. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value. We determined that no credit losses related to our marketable securities was required for the three and nine months ended October 31, 2020 and 2019.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three and nine months ended October 31, 2020 and 2019.
Reclassification adjustments out of accumulated other comprehensive income into net loss were not material for the three and nine months ended October 31, 2020 and 2019.

5.     Fair Value Measurement
Our financial assets and liabilities consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. We measure and record certain financial assets and liabilities at fair value on a recurring basis. The estimated fair value of accounts receivable and accounts payable approximates their carrying value due to their short-term nature. Cash equivalents and marketable securities are recorded at estimated fair value.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of October 31, 2020 (in thousands):

	Level 1	Level 2	Total
Financial assets
Money market funds	$27,618	$—	$27,618
U.S. agency obligations	—	65,984	65,984
Asset-backed securities	—	2,921	2,921
Corporate notes and obligations	—	227,972	227,972
Commercial paper	—	51,195	51,195
Municipal securities	—	18,435	18,435
Certificates of deposit	—	58,059	58,059
U.S. treasury securities	—	43,469	43,469
Total financial assets	$27,618	$468,035	$495,653
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

Assets Measured at Fair Value on a Nonrecurring Basis
Certain of our assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis, when they are deemed to be other-than temporarily impaired. There were no material impairment charges recognized during the three and nine months ended October 31, 2020, and 2019.

6.     Derivative Contracts
We generate revenues and incur expenses in numerous currencies and are exposed to foreign currency risk. In the first quarter of fiscal year 2021, we implemented a currency risk management program, executing foreign currency forward contracts to offset the gains and losses on foreign currency denominated monetary assets and liabilities. The duration of our foreign currency forward contracts is less than 12 months. We do not enter into any derivatives for trading or speculative purposes.
Our foreign currency forward contract liabilities and assets are classified within Level 2 in the three-level valuation hierarchy. The fair value of these contracts were not material. During the three and nine months ended October 31, 2020, we recorded a gain of $0.2 million and a loss of $0.8 million, respectively, in other income (expense), net within our condensed consolidated statements of operations and is reported as part of other adjustments to reconcile net loss to net cash provided by operating activities in the condensed consolidated statements of cash flows. As of October 31, 2020, we had outstanding foreign currency forward contracts not designated as hedges with a total notional value of $13.7 million.

7. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of
	October 31, 2020	January 31, 2020
Computer equipment and software	$24,313	$22,489
Office furniture and equipment	13,636	12,672
Leasehold improvements	26,680	24,236
Property and equipment, gross	64,629	59,397
Less: accumulated depreciation and amortization	(44,382)	(37,409)
Property and equipment, net	$20,247	$21,988
Depreciation and amortization expense was $2.3 million and $2.9 million for the three months ended October 31, 2020 and 2019, respectively, and $7.9 million and $9.0 million for the nine months ended October 31, 2020 and 2019, respectively.
Intangible Assets
Intangible assets consisted of the following as of October 31, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$22,770	$(13,762)	$9,008	3.4
Customer relationships and other acquired intangible assets	671,947	(130,645)	541,302	8.2
Unbilled contracts	18,300	(16,775)	1,525	0.2
Total	$713,017	$(161,182)	$551,835	8.1

Intangible assets consisted of the following as of January 31, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$17,570	$(11,321)	$6,249	2.0
Customer relationships and other acquired intangible assets	671,447	(80,847)	590,600	8.9
Unbilled contracts	18,300	(9,913)	8,387	0.9
Total	$707,317	$(102,081)	$605,236	8.7
Amortization expense for intangible assets was $19.7 million and $20.0 million for the three months ended October 31, 2020 and 2019, respectively, and $59.1 million and $60.1 million for the nine months ended October 31, 2020 and 2019, respectively.
The expected future amortization expense of these intangible assets as of October 31, 2020 is as follows (in thousands):

Remaining three months of fiscal 2021	$19,205
fiscal 2022	70,239
fiscal 2023	67,887
fiscal 2024	67,376
fiscal 2025	67,286
fiscal 2026 and thereafter	259,842
Total amortization expense	$551,835

Goodwill
The following table represents the changes to goodwill (in thousands):

Balance at January 31, 2020	$590,361
Eventador acquisition	8,930
Balance at October 31, 2020	$599,291
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	October 31, 2020	January 31, 2020
Accrued salaries, benefits and commissions	$19,671	$27,067
Accrued bonuses	12,271	13,409
Accrued compensation-related taxes	11,930	15,205
Employee stock purchase plan withholdings	6,840	2,732
Other(1)	5,317	3,413
Total accrued compensation	$56,029	$61,826
(1) Other consists primarily of amounts owed for severance-related benefits.

Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of
	October 31, 2020	January 31, 2020
Accrued professional costs	$4,323	$6,182
Accrued taxes	4,236	5,164
Accrued self-insurance costs	4,425	1,743
Acquisition related holdback payments (1)	3,075	—
Other (2)	6,843	9,208
Total other accrued liabilities	$22,902	$22,297
(1) Business combination related payments held by Cloudera for indemnification purposes.
(2) Other relates primarily to amounts owed to third-party vendors that provide marketing, corporate event planning, cloud-computing services and travel costs.

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
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Operating lease cost	$11,516	$10,999	$34,208	$33,897
Short-term lease cost	457	600	1,416	1,799
Sublease income	(3,606)	(3,893)	(11,133)	(11,816)
Net lease cost	$8,367	$7,706	$24,491	$23,880
Lease term and discount rate information are summarized as follows:

	As of
	October 31, 2020	January 31, 2020
Weighted Average Remaining Lease Term (years)	6.2	6.8
Weighted Average Discount Rate	5.9%	6.0%

Maturities of lease liabilities as of October 31, 2020 are as follows (in thousands):

Minimum Lease Payments, Gross
Remaining three months of fiscal 2021	$7,176
fiscal 2022	42,090
fiscal 2023	37,914
fiscal 2024	37,764
fiscal 2025	36,921
fiscal 2026 and thereafter	88,272
Total lease payments	$250,137
Less imputed interest	(44,471)
Present value of lease liabilities	$205,666

9. Commitments and Contingencies
Letters of Credit
As of October 31, 2020 and January 31, 2020, we had a total of $19.7 million and $19.9 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Legal Proceedings
On June 7, 2019, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Christie v. Cloudera, Inc., et al., Case No. 5:19-cv-3221-LHK. The complaint named as defendants Cloudera, its former Chief Executive Officer, its Chief Financial Officer and a former officer and director, asserting alleged class claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) and SEC Rule 10b-5. Two substantially similar class action complaints, entitled Zarantonello v. Cloudera, Inc., et al., Case No. 5:19-cv-4007-LHK, and Dvornic v. Cloudera, Inc., et al., Case No. 5:19-cv-4310-LHK, were subsequently filed against the same defendants in the same court on July 12, 2019 and July 26, 2019, respectively. The suits have been consolidated under the name, In re Cloudera, Inc. Securities Litigation, Case No. 5:19-cv-3221-LHK. The court subsequently appointed lead plaintiffs and lead counsel, and a consolidated complaint was filed on February 14, 2020. On March 18, 2020, the court vacated its prior order appointing lead plaintiffs and lead counsel and reopened the lead plaintiff process. On July 27, 2020, the court appointed new lead plaintiffs and lead counsel. On September 22, 2020, lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserts claims against Cloudera and four individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, based on allegedly false and misleading statements between April 28, 2017 and June 5, 2019. The consolidated amended complaint also asserts claims against Cloudera, Intel Corporation, and fourteen current and former officers and directors under the Securities Act of 1933, on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks, and alleges that the registration statement contained untrue statements of material fact and omitted material facts. On October 16, 2020, two additional plaintiffs filed a motion to intervene seeking permission to file an additional complaint alleging claims under the Securities Act of 1933. The court has not yet ruled on that motion. On October 27, 2020, Cloudera filed a motion to dismiss the consolidated amended complaint. Cloudera believes that the allegations in the lawsuits are without merit.
On June 7, 2019, a purported class action complaint was filed in the Superior Court of California, County of Santa Clara, entitled Lazard v. Cloudera, Inc., et al., Case No. 19CV348674. The complaint named as defendants Cloudera, thirteen individuals who are current or former directors or officers of Cloudera, and Intel Corporation. The complaint alleged that the registration statement contained untrue statements of material fact and omitted material facts. Two substantially similar suits, entitled Franchi v. Cloudera, Inc., et al., Case No. 19CV348790, and Cannizzo v. Cloudera, Inc., et al., Case No. 19CV348974, were subsequently filed in the same court on June 11, 2019 and June 14, 2019, respectively. The suits have been consolidated under the name In re Cloudera, Inc. Securities Litigation, Lead Case No. 19CV348674 and the consolidated amended complaint purports to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 on

behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks, and alleges that the registration statement contained untrue statements of material fact and omitted material facts. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. On July 1, 2020, the court overruled Cloudera's demurrer to the consolidated amended complaint. On August 18, 2020, a purported shareholder class action captioned Stahl v. Cloudera, Inc., et al., Case No. 20CV369480 was filed in the Superior Court of California, County of Santa Clara, and was subsequently consolidated into the lead case. Cloudera believes that the allegations in the lawsuits are without merit.
On July 30, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Lee, et al. v. Cole, et al., Case No. 1:19-cv-01422-LPS. The complaint names as defendants eleven individuals who are current or former directors or officers of Cloudera, names Cloudera as a nominal defendant, and purports to assert claims on Cloudera’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, and alleged violation of Sections 10(b) and 20(a) of the Exchange Act. On September 5, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Slattery v. Reilly, et al., Case No. 1:19-cv-01662-LPS. The complaint names as defendants thirteen individuals who are current or former directors or officers of Cloudera, names Cloudera as a nominal defendant, and purports to assert claims on Cloudera’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, and alleged violations of Section 10(b), 14 and 20(a) of the Exchange Act. On October 16, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Frentzel v. Bearden, et al., Case No. 1:19-cv-01962-LPS. The complaint names as defendants thirteen individuals who are current or former directors or officers of Cloudera, and names Cloudera as a nominal defendant, and purports to assert claims on Cloudera’s behalf against the individual defendants for breach of fiduciary duty, alleged violations of Section 14 of the Exchange Act, insider selling and misappropriation of information. All three derivative actions are based on allegations that are substantially similar to those in the class actions filed in the United States District Court for the Northern District of California, described above. All three derivative actions seek, among other things, an award of damages on behalf of Cloudera, corporate governance reforms and attorneys’ fees and costs. The Slattery and Frentzel actions additionally seek disgorgement on behalf of Cloudera. The suits have been consolidated under the name, In re Cloudera, Inc. Stockholder Derivative Litigation, Case No. 1:19-cv-01422-LPS. A consolidated amended complaint has not yet been filed.
On September 3, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, entitled Chen v. Reilly, et al., Case No. 5:19-cv-05536-LHK. That complaint names as defendants thirteen individuals who are current or former directors or officers of Cloudera, names Cloudera as a nominal defendant, and purports to assert claims on Cloudera’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged violation of Section 14(a) of the Exchange Act. On September 10, 2019, a purported shareholder derivative complaint that is substantially similar to the Chen action and is brought against the same defendants, was filed in the United States District Court for the Northern District of California, entitled Fu v. Reilly, et al., Case No. 5:19-cv-05705-LHK. Both derivative actions are based on allegations that are substantially similar to those in the class actions filed in the United States District Court for the Northern District of California, described above. Both derivative actions seek, among other things, an award of damages on behalf of Cloudera, corporate governance reforms and attorneys’ fees and costs. The suits have been consolidated under the name, In re Cloudera, Inc. Derivative Litigation, Case No. 5:19-cv-05536-LHK. A consolidated amended complaint has not yet been filed and the case is currently stayed.
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

10.     Common Stock Repurchases
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100.0 million of our outstanding shares of common stock. Share repurchases may be made through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of the repurchases will be at the discretion of our management based on their evaluation of our capital needs, market conditions, applicable legal requirements and other factors. The program does not have an expiration date, and it may be suspended or discontinued at any time. For the nine months ended October 31, 2020, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program. As of October 31, 2020, there was approximately $74.0 million of authorized funds remaining under the repurchase program. No shares were repurchased during the three months ended October 31, 2020.
On December 2, 2020, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding shares of common stock as discussed in Note 16 of our Notes to Condensed Consolidated Financial Statements.

11.     Stock-Based Compensation
We maintain two stock-based compensation plans: the 2017 Equity Incentive Plan (2017 Plan) and the 2008 Equity Incentive Plan (2008 Plan), collectively referred to as the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
The number of shares reserved for issuance under our 2017 Plan increases automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2020, the number of shares reserved for issuance under the 2017 Plan increased automatically by 14,758,388 additional shares. As of October 31, 2020, there were 23,523,822 shares of common stock reserved and available for future issuance under the Stock Plans.
Stock Options
Stock options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of three to four years, with 25% vesting after one year and then ratably on a monthly basis for the remaining two to three years.
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2020	13,530	$5.96	2.1	$70,057
Exercised	(7,961)	3.31	—	—
Canceled	(874)	14.10	—	—
Balance — October 31, 2020	4,695	8.94	3.2	13,052

The unamortized stock-based compensation expense for stock options was immaterial as of October 31, 2020.
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
The following table summarizes RSU activity and related information under the Stock Plans:

	Restricted Stock Units Outstanding
	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance — January 31, 2020	38,584	$10.85
Granted	10,392	9.60
Canceled	(5,396)	11.39
Vested and converted to shares	(16,035)	9.95
Balance — October 31, 2020	27,545	10.80
The unamortized stock-based compensation expense for RSUs of $266.0 million as of October 31, 2020 will be recognized over the average remaining vesting period of 2.1 years.

Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). Each offering period consists of a six-month purchase period (commencing each June 21 and December 21).
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2020, the number of shares reserved for issuance under the ESPP increased automatically by 2,951,677 additional shares. As of October 31, 2020, the total number shares available for grant under the ESPP was 5,057,542 shares.

12. Income Taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the three months ended October 31, 2020 and 2019, our tax provision was $1.4 million and $2.4 million, respectively. For the nine months ended October 31, 2020 and 2019, our tax provision was $5.3 million and $6.5 million, respectively. Our tax provision for the three and nine months ended October 31, 2020 was primarily attributable to foreign income and withholding taxes.
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

13. Related Party Transactions
Certain members of our board of directors currently serve on the board of directors or as an executive officer of certain companies that are our customers. The aggregate revenue we recognized from these customers was $2.2 million and $2.0 million for the three months ended October 31, 2020 and 2019, respectively, and $6.2 million and $14.2 million for the nine months ended October 31, 2020 and 2019, respectively. There was $2.8 million and $1.2 million in accounts receivable due from these customers as of October 31, 2020 and January 31, 2020, respectively.

14. Segment Information
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

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	$197,355	$166,932	$575,962	$485,872
Services	20,544	31,360	66,733	96,599
Total revenue	$217,899	$198,292	$642,695	$582,471

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Contribution margin:
Subscription	$178,640	$143,775	$514,517	$417,908
Services	6,112	8,576	11,977	22,320
Total segment contribution margin	$184,752	$152,351	$526,494	$440,228
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Segment contribution margin	$184,752	$152,351	$526,494	$440,228
Amortization of acquired intangible assets	(19,749)	(20,025)	(59,101)	(60,122)
Stock-based compensation expense	(41,856)	(54,214)	(141,911)	(164,818)
Corporate costs, such as research and development, corporate general and administrative and other	(135,476)	(160,579)	(430,152)	(490,605)
Loss from operations	$(12,329)	$(82,467)	$(104,670)	$(275,317)
Sales outside of the United States represented approximately 40% and 39% of our total revenue for the three months ended October 31, 2020 and 2019, respectively, and 40% and 38% for the nine months ended October 31, 2020 and 2019, respectively. No individual foreign country represented more than 10% of revenue in any period presented. All revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of October 31, 2020 and January 31, 2020, property and equipment, net located outside of the United States represented approximately 27% and 22% of total property and equipment, net, respectively.

15.     Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(13,945)	$(82,122)	$(107,956)	$(272,295)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	311,009	283,267	302,185	277,260
Net loss per share, basic and diluted	$(0.04)	$(0.29)	$(0.36)	$(0.98)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive (in thousands):

	As of October 31,
	2020	2019
Stock options to purchase common stock	4,695	14,502
Restricted stock units	27,545	33,330
Shares issuable pursuant to the ESPP	731	2,620
Total	32,971	50,452
16.     Subsequent Events
On December 2, 2020, our board of directors has authorized the repurchase of up to an additional $500 million of our outstanding shares of common stock, through open market purchases, block trades and/or in privately negotiated transactions, pursuant to Rule 10b5-1 plans, or other repurchase mechanisms, in compliance with applicable securities laws and other legal requirements. The timing, volume and nature of any repurchases will be determined by our management based on their evaluation of the capital needs of the business, market conditions, applicable legal requirements and other factors. No time limit was set for the completion of the repurchase program, the program may be suspended or discontinued at any time and the program does not obligate Cloudera to purchase any shares. The amount of shares Cloudera has been authorized to repurchase may be increased or decreased at any time by our board of directors. The repurchase program is conditioned upon the closing of an institutional term loan. Cloudera currently expects to fund the repurchase program using proceeds from this term loan, and/or with our existing cash or cash generated from operations.

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
We have a broad customer base that spans industries and geographies. For the three and nine months ended October 31, 2020 and 2019, no customer accounted for more than 10% of our total revenue. We have significant revenue in the industries of banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data-intensive industries. Sales outside of the United States represented approximately 40% and 39% of our total revenue for the three months ended October 31, 2020 and 2019, respectively, and 40% and 38% for the nine months ended October 31, 2020 and 2019, respectively.
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

	As of		Change
	October 31, 2020	October 31, 2019	Amount	%
	(in thousands, except percentages)
Annualized Recurring Revenue	$755,568	$674,896	$80,672	12%

Approximately 9 percentage points of the 12% increase in ARR was due to existing customers expanding their use of Cloudera products.
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
We do not believe there has been a material impact from the effects of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital resources as of and during the three and nine months ended October 31, 2020.
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
Results of Operations
Revenue
Our total revenues for the three and nine months ended October 31, 2020 and 2019 were as follows:

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Subscription	$197,355	$166,932	$30,423	18%	$575,962	$485,872	$90,090	19%
Services	20,544	31,360	(10,816)	(34)%	66,733	96,599	(29,866)	(31)%
Total revenue	$217,899	$198,292	$19,607	10%	$642,695	$582,471	$60,224	10%
As a percentage of total revenue:
Subscription	91%	84%			90%	83%
Services	9%	16%			10%	17%
Total revenue	100%	100%			100%	100%
The increase in subscription revenue for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was primarily attributable to an increase in subscription sales to existing customers.

The decrease in services revenue for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was attributable to lower services demand partially as a result of COVID-19 related customer budget restrictions as well as limitations for on-site service delivery.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Cost of revenue:
Subscription	$25,243	$30,224	$(4,981)	(16)%	$81,808	$88,636	$(6,828)	(8)%
Services	16,804	27,404	(10,600)	(39)%	64,119	87,355	(23,236)	(27)%
Total cost of revenue	$42,047	$57,628	$(15,581)	(27)%	$145,927	$175,991	$(30,064)	(17)%
Gross profit	$175,852	$140,664	$35,188	25%	$496,768	$406,480	$90,288	22%
Gross margin:
Subscription	87%	82%			86%	82%
Services	18%	13%			4%	10%
Total gross margin	81%	71%			77%	70%
Cost of revenue, as a percentage of total revenue:
Subscription	11%	15%			13%	15%
Services	8%	14%			10%	15%
Total cost of revenue	19%	29%			23%	30%
The decrease in subscription cost of revenue for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was primarily due to an increased portion of our support resources employed outside of the United States resulting in a decrease of $4.0 million and $6.1 million, respectively, in payroll and payroll related costs including reductions to salaries, stock-based compensation, retention bonuses, and travel. Facility costs also decreased by $1.1 million and $2.2 million, respectively, due mainly to lower office lease allocations. These costs were partially offset by increased amortization of acquired intangible assets.
The decrease in services cost of revenue for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was primarily due to a decrease of $8.2 million and $17.2 million, respectively, mainly from lower headcount resulting in reductions to salary costs, stock-based compensation, travel, retention bonuses and IT allocations, and a decrease of $1.8 million and $4.7 million, respectively, in third party contractor services.
Subscription gross margin increased for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, due to growth in the business, improved margin as a result of reduced costs, and one-time valuation adjustments made in prior fiscal year related to deferred subscription revenue obligations from our merger with Hortonworks.
Services gross margin increased for the three months ended October 31, 2020, as compared to the same period in the prior fiscal year, primarily due to a decrease in services revenue by 34% while cost of services revenue decreased by 39%. Services gross margin decreased for the nine months ended October 31, 2020, as compared to the same period in the prior fiscal year, primarily due to a decrease in services revenue by 31% while the cost of services revenue decreased by 27%.

Operating Expenses

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Research and development	$56,306	$66,657	$(10,351)	(16)%	$182,826	$196,572	$(13,746)	(7)%
Sales and marketing	97,952	117,783	(19,831)	(17)%	316,847	349,657	(32,810)	(9)%
General and administrative	33,923	38,691	(4,768)	(12)%	101,765	135,568	(33,803)	(25)%
Total operating expenses	$188,181	$223,131	$(34,950)	(16)%	$601,438	$681,797	$(80,359)	(12)%
Operating expenses, as a percentage of total revenue:
Research and development	26%	34%			29%	34%
Sales and marketing	45%	59%			49%	60%
General and administrative	15%	20%			16%	23%
Total operating expenses	86%	113%			94%	117%
Research and Development
The decrease in research and development expenses for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was primarily due to reductions to payroll and payroll related costs, cloud computing, and facility allocations. Payroll and payroll related costs decreased by $4.8 million and $4.4 million, respectively, mainly from reductions in stock-based compensation, retention bonuses, and travel expenses. Cloud computing costs decreased by $2.1 million and $3.8 million, respectively and facility allocations were down $2.7 million and $2.6 million, respectively.
Sales and Marketing
The decrease in sales and marketing expenses for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was primarily due to reduced cost related to travel, marketing programs and events, stock-based compensation expense, and lower headcount. Travel cost declined by $4.3 million and $14.3 million, respectively, of which a majority is due to COVID-19 related travel restrictions. Cost related to marketing programs and events declined by $4.0 million and $10.7 million, respectively, due partially to synergies from our merger with Hortonworks enabling us to combine and eliminate certain programs and events. Stock-based compensation decreased by $5.6 million and $4.5 million, respectively. Payroll and payroll related costs, excluding variable compensation, decreased due to reduced headcount. These reductions were partially offset by increased variable compensation from one-time valuation adjustments made in the prior fiscal year related to deferred commission expenses from our merger with Hortonworks.
General and Administrative
The decrease in general and administrative expenses for the three months ended October 31, 2020, as compared to the same period in the prior fiscal year, was primarily due to reduced cost related to consulting and contractor services, partially offset by increased facility related costs. Consulting and contractor services were down $8.2 million mainly driven by higher cost related to post-merger activities in prior fiscal year. Facility costs increased by $3.3 million due mainly to higher office lease allocations.
The decrease in general and administrative expenses for the nine months ended October 31, 2020, as compared to the same period in the prior fiscal year, was primarily due to reduced costs related to consulting and contractor services and payroll and payroll related costs mainly from reduced stock-based compensation. Consulting and contractor services were down $21.2 million mainly driven by higher cost related to post-merger activities in prior fiscal year. Payroll and payroll related costs declined $17.0 million with stock-based compensation representing $10.7 million, retention bonuses $3.8 million and travel $1.7 million of the decline. Stock-based compensation was down primarily due to charges incurred with the departure of our former CEO in the second quarter of fiscal 2020. These reductions were partially offset by facility costs, which increased $4.4 million due mainly to higher office lease allocations.
Interest Income

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Interest income	$1,201	$2,756	$(1,555)	(56)%	$4,886	$9,203	$(4,317)	(47)%
Interest income for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, decreased mainly due to a decline in interest rates, increased funds held as cash and cash equivalents due to greater market volatility, and the decline in weighted average maturities as we re-invested in securities with shorter maturities during fiscal 2021.
Other Income (Expense), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$(1,398)	$(46)	$(1,352)	NM	$(2,915)	$291	$(3,206)	NM
(NM = Not meaningful)
The increase in other expense, net for the three months ended October 31, 2020, as compared to the same period in the prior fiscal year, primarily due to a $1.1 million loss on the disposal of facility lease related fixed assets.
Other expense, net of $2.9 million for the nine months ended October 31, 2020, as compared to other income, net of $0.3 million during the same period in the prior fiscal year, was primarily due to a $2.0 million impairment charge incurred in the first quarter of fiscal 2021 to write off our investment in equity securities of a privately held company and a $1.1 million loss on the disposal of facility lease related fixed assets.
Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(1,419)	$(2,365)	$946	(40)%	$(5,257)	$(6,472)	$1,215	(19)%
The decrease in provision for income taxes for the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, was primarily due to lower foreign income taxes.
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

Liquidity and Capital Resources
As of October 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $564.1 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset-backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. Our principal source of cash liquidity is payments we receive from customers for our subscriptions and services.
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100 million of our outstanding shares of common stock. Share repurchases may be made through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of the repurchases will be at the discretion of our management based on their evaluation of our capital needs, market conditions, applicable legal requirements and other factors. The program does not have an expiration date, and it may be suspended or discontinued at any time. For the nine months ended October 31, 2020, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program. As of October 31, 2020, there was approximately $74.0 million of authorized funds remaining under the repurchase program. No shares were repurchased during the three months ended October 31, 2020.
On December 2, 2020, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding shares of our common stock as discussed in Note 16 of our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$119,170	$(27,410)
Net cash used in investing activities	(112,871)	(15,114)
Net cash used in financing activities	(17,418)	(1,452)
Effect of exchange rate changes	(405)	(1,508)
Net decrease in cash, cash equivalents and restricted cash	$(11,524)	$(45,484)
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
Operating cash flow increased during the nine months ended October 31, 2020 mainly due to cash collections on increased sales of our subscription-based offerings and lower nonrecurring costs incurred in the first half of fiscal 2020 associated with combining the Cloudera and Hortonworks businesses.
For the nine months ended October 31, 2020, net cash provided by operating activities mainly consisted of our net loss of $108.0 million, adjusted for stock-based compensation expense of $141.9 million, depreciation and amortization expenses of $67.0 million, amortization of deferred costs of $50.8 million, non-cash lease expense of $34.2 million, and net cash outflow of $75.1 million from changes in assets and liabilities. The outflow from changes in assets and liabilities was primarily due to a decrease in deferred revenue of $84.9 million, an increase of $36.0 million in deferred costs related to sales commissions, cash payments of $24.7 million for operating lease liabilities, a net cash outflow of $5.6 million from changes in other operating assets and liabilities, partially offset by a decrease in accounts receivable of $76.1 million from strong collections.
For the nine months ended October 31, 2019, net cash used in operating activities mainly consisted of our net loss of $272.3 million, adjusted for stock-based compensation expense of $164.8 million, depreciation and amortization expenses of $69.1 million, non-cash lease expense of $33.9 million, amortization of deferred costs of $33.6 million, and net cash outflow of $54.6 million from changes in assets and liabilities. The outflow from changes in assets and liabilities was due to a decrease in deferred revenue of $62.1 million, an increase in deferred costs of $37.2 million, cash payments of $27.9 million for operating lease liabilities, and a net cash outflow of $6.4 million from changes in other operating assets and liabilities, partially offset by a decrease in accounts receivable of $79.0 million.
Cash Used in Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, cash acquired or used for business combinations, and investments in capital and other assets to support our growth.
For the nine months ended October 31, 2020, net cash used in investing activities consisted of purchases of marketable securities of $395.2 million, cash used in a business combination of $12.4 million, and capital expenditures for the purchases of property and equipment of $7.3 million, partially offset by sales and maturities of marketable securities of $302.0 million.
For the nine months ended October 31, 2019, net cash used in investing activities consisted of purchases of marketable securities of $392.5 million, capital expenditures for the purchases of property and equipment of $6.5 million, and $4.5 million used for a business combination, partially offset by sales and maturities of marketable securities of $388.4 million.
Cash Used in Financing Activities
The changes in cash flows from financing activities primarily relate to net proceeds from or used for employee stock plans and common stock repurchased under our share repurchase program as further discussed in Note 10 to our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For the nine months ended October 31, 2020, net cash used in financing activities consisted of taxes paid related to the net share settlement of restricted stock units of $29.6 million, repurchases of common stock of $26.0 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan withholding of $38.2 million.
For the nine months ended October 31, 2019, net cash used in financing activities consisted of taxes paid related to the net share settlement of restricted stock units of $21.1 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan withholding of $19.6 million.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K, as amended, for the year ended January 31, 2020. See Note 8 to our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a table of our minimum lease payments as of October 31, 2020.

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
Due to COVID-19, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of December 4, 2020, the date of filing this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recent Accounting Pronouncements
See Note 1 to our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting standards and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
Our primary exposure to market risk relates to interest rate changes. We had cash and cash equivalents and marketable securities totaling $564.1 million as of October 31, 2020 and $483.2 million as of January 31, 2020, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of asset-backed securities, corporate notes and obligations, commercial paper, municipal securities, certificates of deposit and U.S. treasury securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our investments in marketable securities as of October 31, 2020.
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
To manage exposures to currency fluctuations, we entered into foreign currency forward contracts to offset the gains and losses on our foreign currency denominated monetary assets and liabilities beginning in the first quarter of fiscal year 2021. They are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. For the three and nine months ended October 31, 2020, foreign exchange transaction gains and losses recorded as part of other income (expense), net within our condensed consolidated statements of operations were not material. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements for the three and nine months ended October 31, 2020 and 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.
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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 9 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
We have incurred net losses since our founding in 2008, including net losses of $108.0 million and $336.6 million for the nine months ended October 31, 2020 and the year ended January 31, 2020, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.6 billion as of October 31, 2020. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components, and continue to develop our platform. In addition, as a result of our merger with Hortonworks, we have incurred substantial transaction and purchased intangible amortization costs. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
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
We introduced CDP Public Cloud in September 2019, Data Center (now known as CDP Private Cloud Base) in November 2019, and CDP Private Cloud in August 2020. We have less experience with marketing, determining pricing for and selling CDP, and we are continuing to refine our approach to selling, marketing, pricing and supporting adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow CDP, including offering trials to existing and potential customers. We cannot guarantee that CDP will be adopted broadly. If we are unsuccessful in our efforts to drive customer adoption of CDP, which may be adversely impacted by the current COVID-19 pandemic, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.
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
We have seasonal and end-of-quarter concentration of our sales, which impacts our ability to plan and manage cash flows and margins. Our sales vary by season, with the fourth quarter typically being our largest. In addition, within each quarter, most sales occur in the last month of that quarter. Therefore, it is difficult to determine whether we are achieving our quarterly expectations until near the end of the quarter, with seasonality magnifying the difficulty for determining whether we will achieve annual expectations. Most of our expenses require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis and margins and cash flows may differ from expectations.

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
We have experienced and may continue to experience rapid growth in our headcount and operations, which has placed and will continue to place significant demands on our managerial, administrative, operational, financial and other resources. For example, our employee headcount increased from 1,648 employees as of January 31, 2018 to 2,713 employees as of October 31, 2020. This growth has placed, and any future growth will place, significant demands on our management and our operational and financial infrastructure. To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:
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
Generally accepted accounting principles in the United States (GAAP) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (Topic 842), which became effective for us on February 1, 2019. Under the Topic 842 standard, most leases are required to be recognized on the balance sheet as right-of-use assets and corresponding lease liabilities. Refer to Note 2 in the notes to our consolidated financial statements included in the Annual Report on Form 10-K, as amended, for our fiscal year ended January 31, 2020 filed with the SEC on March 27, 2020 for additional information on Topic 842 and its impact on our consolidated financial statements. Additionally, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which became effective for our annual reporting period for the year ended January 31, 2019. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The adoption of Topic 606 has had a material impact on the amount and timing of revenue recognition. See Note 2 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2019 filed with the SEC on March 29, 2019 regarding the effect of new accounting pronouncements on our consolidated financial statements. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
The market price for our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2017 at a price of $15.00 per share, our stock price has ranged from $4.76 to $23.35, through October 31, 2020. The market price of the common stock of many technology companies have fluctuated significantly since the outbreak of COVID-19. The extent to which and for how long COVID-19 may impact the market price of common stock is unclear.
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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 40.2% of our outstanding common stock, based on the number of shares outstanding as of November 30, 2020. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to influence or control the governance, management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Icahn Enterprises L.P. and certain of its affiliates (collectively, the Icahn Group) holds approximately 16.7% of our outstanding common stock, based on the number of shares outstanding as of November 30, 2020. Intel holds approximately 8.3% of our outstanding common stock, based on the number of shares outstanding as of November 30, 2020. As such, the Icahn Group and Intel could have considerable influence over matters such as approving a potential acquisition of us. The Icahn Group and Intel’s investment in and position in our company, including the various agreements we entered into with them respectively, could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 3, 2020, our board of directors authorized a share repurchase program of the our common stock of up to $100 million (the “Share Repurchase Program”), as announced on March 10, 2020 and further discussed in Note 10 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. No shares were repurchased during the three months ended October 31, 2020. As of October 31, 2020, there was approximately $74.0 million of authorized funds remaining under the repurchase program. This Share Repurchase Program does not have an expiration date.
On December 2, 2020, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding shares of common stock as discussed in Note 16 of our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

CLOUDERA, INC.

December 4, 2020	By:	/s/ Robert Bearden
Robert Bearden
Chief Executive Officer and Director
(Principal Executive Officer)

December 4, 2020	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)