Form 10-K
period 2021-01-31
Cloudera, Inc.
filed 2021-03-25
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the Registrant as of July 31, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of $11.27 for shares of the Registrant’s common stock as reported by the New York Stock Exchange on such date, was approximately $3.0 billion.

As of February 28, 2021, there were 291,399,179 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part II and Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2021. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2021.

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

PART I
ITEM 1. BUSINESS
Overview
At Cloudera, we believe that data can make what is impossible today, possible tomorrow. We empower people to transform complex data into clear and actionable insights. Powered by the relentless innovation of the open source community, we advance digital transformation for the world's largest enterprises. We deliver an enterprise data cloud for any data, anywhere, from the Edge to AI. We are an enterprise data cloud company.
We pioneered the creation of the enterprise data cloud category. An enterprise data cloud is multi-function, hybrid and multi-cloud, secure and governed, and open and extensible. An enterprise data cloud offers cloud-native agility, elasticity and ease-of-use.
Since our founding in 2009, we have been a leader in multi-function data management and analytics software, including flow management, streams management, data engineering, data warehousing, streaming analytics, operational databases and machine learning. These solutions function together on the same, or diverse, data sets. In addition, we provide support, professional services and training relating to our offerings. Fundamental to our offerings is shared data experience (SDX) technologies, providing consistent security, governance, lineage and metadata management across the data lifecycle for public cloud, private cloud, or on-premises deployments. Customers implement our software primarily on-premises in data centers, or operate it on the public cloud infrastructure of Amazon Web Services (AWS), Microsoft Azure (Azure), Google Cloud Platform (GCP), IBM Cloud and Oracle Cloud. Our products integrate the latest innovations in open source data management technology for enterprise-grade performance, scalability and security.
In 2019, we introduced Cloudera Data Platform (CDP), our cloud-native data platform for the enterprise data cloud built on open source software. In August 2020, we announced the general availability of our CDP Private Cloud solution. CDP Private Cloud is a major milestone in our Enterprise Data Cloud strategy. Due to the interoperability between CDP Public and Private Cloud, CDP increases customers’ flexibility and workload deployment options by integrating cloud-native services to create hybrid, multi-cloud capabilities for multi-function data management and analytics. Our customers favor the ability to optimize the performance, cost and security of workloads using data anywhere and across any environment, including multiple public clouds, private cloud and data centers. The ability to optimize any workload in this manner is highly differentiating versus offerings from the public cloud and cloud-only vendors. We believe that our CDP offerings and our CDP roadmap position us as a leader in the emerging enterprise data cloud category.
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
We license our products under a primarily open source licensing model based on the Apache Software License (ASL) and the Affero General Public License (AGPL).
CDP is offered as Public Cloud services and Private Cloud software subscriptions.
•CDP Private Cloud is offered in two simple packages - Plus and Base editions.
•CDP Private Cloud Plus Edition. CDP Private Cloud Plus Edition includes easy-to-use containerized machine learning and data warehousing analytics offering cloud-native speed, simplicity, and cost-efficiency in the data center. It provides better analytic experiences for users, is easier to manage and optimizes data center server and storage infrastructure costs. It also includes a powerful hybrid management control plane to manage user workloads across private and public clouds. Finally, it includes Base edition, using its SDX and scalable storage technology.

•CDP Private Cloud Base Edition. CDP Private Cloud Base Edition includes traditional open source data cluster management. It delivers high performance SQL analytics, real-time stream processing and data management built with the latest open source analytics – Spark, Impala, Hive, HBase, Kafka, Hadoop, and more. It includes SDX security, governance and metadata management with granular attribute-based access control and dynamic column filtering and row masking. And it supports both traditional HDFS file storage and scalable Ozone object storage.
•CDP Public Cloud is offered through multiple discrete analytics services. Customers only pay for the services they consume, either prepaid credits, or monthly after use. Services are available on AWS or Azure. Services include:
•CDP Machine Learning. CDP Machine Learning is a cloud-native service that easily deploys machine learning workspaces, giving data science teams instant, self-service access to project environments, resources, tools and machine learning workflows with governed business data anywhere.
•CDP Data Engineering. CDP Data Engineering is a cloud-native service enables users to easily schedule, monitor, and debug data pipelines to streamline ETL processes quickly and securely with built-in job scheduling and troubleshooting.
•CDP Data Warehouse. CDP Data Warehouse is a cloud-native auto-scaling, highly concurrent and cost-effective analytics service that ingests high scale data anywhere, from structured, unstructured and edge sources. It supports hybrid and multi-cloud infrastructure models by seamlessly moving workloads between on-premises and any cloud for reports, dashboards, ad-hoc and advanced analytics, with consistent security and governance.
•CDP Operational Database. CDP Operational Database is a cloud-native high-performance NoSQL database with unparalleled scale and performance for business critical operational applications. It auto-scales, auto-heals and auto-tunes based on workload needs and enables application developers to deliver prototypes in under an hour on their choice of cloud, with the power to effortlessly scale to petabytes of data.
•CDP Data Visualization. CDP Data Visualization enables users to curate fast, self-service dashboards, reports and charts to easily and quickly develop and share agile analytical insight across their organizations.
•CDP Data Hub. CDP Data Hub is an enterprise cloud service that simplifies management of data clusters across the data lifecycle running Apache Spark, Hive, Impala, HBase, Phoenix, NiFi, Kafka, Flink, and more. It simplifies management with pre-built templates, dashboards and workload analytics for data engineering, data marts, operational database and stream clusters. Data Hub rapidly secures data lakes, automatically configuring the most critical functions with point and click simplicity, with Cloudera SDX security and governance.
Our traditional on-premises data management and analytics offerings include:

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
Our Differentiation
Cloudera empowers organizations to become data-driven enterprises by maximizing the value of their most valuable asset – their data – to grow, connect and protect their business. With CDP, we have built the industry’s first enterprise data cloud, which enables our customers to manage and secure the complete data lifecycle from the Edge to AI on any cloud and data center. The key benefits and differentiators of our solutions include:
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
Our Strategy
Our strategy is to be a leader in the emerging enterprise data cloud market. We aim to empower our customers to drive insights from complex data in any cloud or data center, and to manage and secure the data lifecycle. Key elements of our strategy include:
•Deliver the enterprise data cloud. We have delivered initial CDP Public Cloud services for AWS and Azure, as well as the cloud-native CDP Private Cloud machine learning and analytics software running on containers and kubernetes. We plan to invest in additional CDP cloud-native analytics experiences. for both CDP Public and Private Cloud offerings to extend our CDP Hybrid Cloud advantage.
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
Customers
We focus on the largest corporate enterprises and public sector organizations globally. These organizations are likely to realize the greatest value from utilizing our enterprise-grade platforms. As of January 31, 2021, we had approximately 1,800 customers.

No individual customer represented more than 10 percent of revenue in the years ended January 31, 2021, 2020, or 2019.
Customer Support, Services and Education
We have built a company culture that focuses on consistently delivering value for our customers and ensuring their success and satisfaction. We deliver exceptional support, professional services and training to ensure our customers get the most out of our technology. We offer technical assistance through our large and experienced global support organization. Built on powerful predictive analytics using our own technology, we proactively monitor our customers’ platforms to prevent issues before they arise, avoid common cluster misconfigurations, and suggest optimization based on similar cases with other customers. Our predictive analytics allow us to proactively initiate a substantial fraction of our support engagements for customers, before they realize that they have a problem themselves.
In addition, our services organization provides expertise for adoption and optimization of our solutions. Our experienced solution architects, business value consultants and training professionals enhance the customer experience with personalized assistance, from advisory and design, implementation leveraging our outcome based portfolio, and best practices for education and online training. These services help our customers accelerate time to value, modernize their data architecture, and maximize insight from their data.
We believe that we can further advance the clients’ goals through education. In addition to offering online training, we have trained thousands of individuals through January 31, 2021. Through the Cloudera Academic Program, we provide access to curriculum, software and training to colleges and universities to accelerate the adoption of our platform.
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
•webinars, user conferences and virtual events that we sponsor;
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
Our main sources of current and potential competition fall into five categories:
•public cloud providers who offer proprietary data management, machine learning and analytics services, such as AWS, Azure and GCP;
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
As of January 31, 2021, we had been granted 53 U.S. patents and had 24 U.S. patent applications pending. Our patents expire between 2030 and 2041. We also had 18 issued patents and four patent applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in some jurisdictions.

Human Capital
Cloudera’s employees worldwide power our innovation, contributing unique perspectives and a growth mindset to create breakthrough technologies and transformative solutions. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives so they can do their best work, every single day.
As of January 31, 2021, we had 2,728 full-time employees. Of these employees, 41% are in the United States and 59% are in international locations. We have not experienced work stoppages and believe our employee relations are good.
Diversity and Inclusion
Innovation at Cloudera comes from the diverse perspectives, knowledge, and experiences of our employees. We strive to create an inclusive workplace where people can bring their authentic selves to work. We employ inclusive recruitment practices to source diverse candidates and mitigate potential bias.
In fiscal 2021, we formed the Equality Committee responsible for guiding and informing the executive team. The mission of the Equality Committee is to build a company on the foundations of diversity, equality, fairness, and inclusion, embracing the community and leading the industry by becoming a beacon of change for others to emulate. One of the committee’s recommendations was to hire a Chief Diversity Officer (CDO) reporting directly to the CEO. In fiscal 2021, we appointed a CDO and invested in this important function.
Our Diversity, Equity and Inclusion (or DE&I) Team’s mission is to build a more diverse and inclusive company through clear and measurable goals across all levels and geographies, and encouraging and enabling all Clouderans to drive change and create an inclusive environment for everyone every day through educational, professional, and social programs. The vision of the DE&I team is to build a Cloudera that reflects the diversity of our communities and foster an environment where everyone feels they can be their true selves. The DE&I team seeks to achieve this vision by focusing on efforts that have been studied to show results, such as voluntary training, using disaggregated data to provide transparency into the fabric of our company, disassembling the employee lifecycle and re-engineering it so that all team members have equal access to a level playing field, targeting early talent recruiting, sponsorship, and creating employee-driven diversity teams.
In addition, we have active Employee Resource Groups (ERGs), which are groups formed by employees across all demographics - race, national origin, gender, sexual orientation, disability, etc. These ERGs work as strategic partners within Cloudera to promote a culture of diversity and inclusion through continual learning and networking. In fiscal 2021, we renewed our dedication to supporting these ERGs and their activities.
Compensation, Benefits and Well-being
We offer fair, competitive compensation and benefits that support our employees’ overall well-being. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives, and opportunities for long-term incentives. We offer a wide array of benefits including comprehensive health and welfare insurance, paid time-off and leaves, and retirement support. We provide a wide variety of health and wellness resources through our employee portal. Our gym reimbursement program in the United States further helps to support employees’ physical well-being.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We have also provided a work-from-home reimbursement program, as well as online cooking and yoga classes, weekly newsletters to assist employees in that transition. To create a specific focus on the mental health and wellbeing of our employees, we created the “Unplug” program that provides several company-wide paid days off to help employees balance their work and life responsibilities.
Growth and Development

Career development is a primary reason new hires decide to join Cloudera and existing employees decide to stay at Cloudera. Therefore, we actively foster a learning culture where employees are empowered to drive their career progression, supporting professional development and providing on-demand learning platforms. Employees enjoy numerous learning platforms including O’Reilly, Gartner, and Udemy. Our education reimbursement program offers each eligible employee up to $10,500 per year for long-term undergraduate and graduate studies, as well as short-term professional development. Our development programs play a critical role in engaging and retaining our employees as these programs offer opportunities to continually enhance their skills for a variety of career opportunities across the company.
Corporate Information
We were incorporated in the state of Delaware in June 2008. Our principal executive offices are located at 5470 Great America Parkway, Santa Clara, California 95054 and our telephone number is (650) 362-0488. Our website address is www.cloudera.com. Website references are intended to be inactive textual references only, and the information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Our common stock is listed on the New York Stock Exchange under the symbol “CLDR.”
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
RISK FACTOR SUMMARY
COMPANY AND OPERATIONAL RISKS
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
The market for data management, machine learning and analytics platforms is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent new product introductions and improvements. Our main sources of current and potential competition include public cloud providers such as Amazon Web Services, Google Cloud Platform and Microsoft Azure, and cloud-native data management companies, such as Snowflake and Databricks. In addition, because we are primarily an open source company, there is also a risk that our customers or potential customers will choose to self-support.
Our larger competitors, including the public cloud providers, have certain advantages such as greater scale, greater name recognition, larger customer bases, and broader and more diverse product and service offering. In addition, they may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins, product bundling or offering closed technology platforms.
New and innovative start-up companies, including emerging cloud-native data management companies, and larger companies that are making significant investments in research and development, may introduce products that have greater performance or functionality, are easier or cheaper to implement or use, or incorporate technological advances that we have not yet developed or implemented or may invent similar or superior products and technologies that compete with our platform.
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
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new software products or services based upon those open source programs that compete with existing open source software that we support and incorporate into our platform. Our licensing model might be ineffective to slow or alter these competitive dynamics. Such competition with use of the open source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components.
If our customers do not renew or expand their subscriptions, or if they renew on less favorable terms, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to sell renewals of subscriptions and expand the deployment of our platform with existing customers. Achieving renewal or expansion of subscriptions may require us to increasingly engage in sophisticated and costly sales efforts. While we generally offer subscriptions of up to three years in length, our customers often purchase one-year subscriptions which generally do not provide for automatic renewal or a right to terminate the subscription early. Our customers may not renew or expand the use of their subscriptions after the expiration of their current subscription agreements. In addition, our customers may reduce their spend by opting for a lower priced edition of our platform or decreasing their usage of our platform. Our customers’ renewal and/or expansion pricing rates may decline or fluctuate as a result of factors, including, but not limited to, their satisfaction with our platform including CDP and our customer support, the frequency and severity of software and implementation errors, our platform’s reliability, the pricing of our subscriptions and services or of competing solutions or services, the effects of global economic conditions, and their ability to continue their operations and spending levels. Our implementation of a “pay wall” for the distribution of some of our software solutions might prove ineffective at improving our renewal and/or expansion rates with existing customers or deal close rates with new customers. We cannot assure you that our customers will renew or expand their subscriptions, and if our customers, particularly our large customers, do not renew their agreements or renew on less favorable terms or for less usage, our revenue may grow more slowly than expected or decline and our business could suffer.
We do not have an adequate history with our subscription or pricing models to accurately predict the long-term rate of customer adoption or renewal, or the impact these will have on our revenue or operating results.
We have limited experience with respect to determining the optimal prices and pricing models for our solutions, especially as we develop and sell new offerings such as CDP. As the markets for our solutions mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large customers, which are the focus of our sales efforts, may demand greater discounts. In addition, as an increasing amount of our business may move to our cloud-based solutions for transient workloads and the use of our consumption-based pricing model may represent a greater share of our revenue, our revenue may be less predictable or more variable than our historical revenue from a time period-based subscription pricing model. Moreover, a consumption-based subscription pricing model may ultimately result in lower total cost to our customers over time, or may cause our customers to limit usage in order to stay within the limits of their existing subscriptions, reducing overall revenue or making it more difficult for us to compete in our markets.
We have a history of losses, and we may not become profitable in the future.
We have incurred net losses since our founding in 2008, including net losses of $162.7 million, $336.6 million and $192.6 million for the years ended January 31, 2021, 2020, and 2019, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $1.6 billion as of January 31, 2021. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our platform, participate in the open source development community and develop our proprietary software components, and continue to develop our platform. Furthermore, to the extent we are successful in increasing our customer base, we may also incur increased losses because customer acquisition costs and upfront costs associated with new customers are higher in the first year than the aggregate revenue we recognize from those new customers in the first year.
We expect to continue to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenses, we will have to generate and sustain increased revenue to be profitable in future periods. Further, in future periods, our revenue growth rate could decline, and we may not be able to generate sufficient revenue to offset higher costs and achieve or sustain profitability. If we fail to achieve, sustain or increase profitability, our business and operating results could be adversely affected.
Our results may fluctuate significantly from period to period, which could adversely impact the value of our common stock.
Our results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our results for any particular period should not be relied upon as an indication of future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:
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
•subscriptions from large enterprises;
•price competition;
•our ability to attract new customers, retain existing customers, and expand penetration within our existing customer base;
•the timing and success of new products and solutions by us and our competitors;
•changes in customer requirements or market needs and our ability to make corresponding changes to our business;
•changes in the competitive landscape;
•the timing and amount of certain payments and expenses;
•our inability to adjust certain fixed costs and expenses, particularly in research and development, for changes in demand;
•increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates;
•the cost of and potential outcomes of existing and future claims or litigation;
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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as resellers, OEMs, system integrators, independent software and hardware vendors and platform and cloud service providers. In addition, we work closely with select vendors (Partner Solutions) to design solutions to specifically address the needs of certain industry verticals or use cases within those verticals. We cannot guarantee that these partners will continue to devote the resources necessary to expand our reach and increase our distribution. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer.
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
•revenue recognition recorded pursuant to ASC 606.

Accordingly, we do not believe that estimated billings is an accurate indicator of future revenue for any given period of time.
If our new products, components or enhancements to our platform do not achieve sufficient market acceptance, our financial results and competitive position will suffer.
When we develop a new product (such as CDP), component or enhancement to our platform, we typically incur expenses and expend resources upfront to develop, market and promote the new component. Therefore, when we develop and introduce new products, components or enhancements to our platform, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.
RISKS RELATED TO THE COVID-19 PANDEMIC
The outbreak of COVID-19 pandemic could have an adverse effect on our business, results of operations and financial condition.
The COVID-19 coronavirus pandemic has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, and could adversely impact our customers and business partners and disrupt our operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandatory work-from-home policies and cancellation of physical participation in meetings, events and conferences), and we may take further actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners and suppliers. Most of our employees continue to work remotely. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed. Furthermore, these operational changes may have a negative impact on our business, due to the inefficiencies of working from home, the inability of our sales force to travel, and the lack of access to customer sites by our professional services delivery teams.
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
MERGER AND ACQUISITION RISKS
We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.
As part of our business strategy, we have acquired companies in the past and may evaluate and consider potential strategic transactions, including acquisitions of, investments in, or partnerships with, businesses, technologies, services, products and other assets in the future. An acquisition, investment, or partnership may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their technology is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control.
These transactions may be complex and expensive, and may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. To the extent we pay the consideration for any future acquisitions or investments in cash, the payment would reduce the amount of cash available to us for other purposes. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations or generate the expected benefits, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.
CYBERSECURITY RISKS AND INTELLECTUAL PROPERTY RISKS
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
There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies, or the technologies in our platform or business methods. We may be exposed to increased risk of being the subject of intellectual property infringement claims as a result of acquisitions and our use of open source software. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages. These claims could also result in our having to stop using, distributing or supporting technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may be expensive or may not be available on reasonable terms or at all. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we could be forced to limit or stop sales of our offerings and may be unable to compete effectively. Any of these results could adversely affect our business operations and financial results.
Third parties have asserted, and may continue to assert, such claims against our customers or partners whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties, including in the third-party open source components included in our platform, as well as our own open source and proprietary components. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or have divulged proprietary or other confidential information.
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
We may be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.
Our platform is largely based on open source technology, which could negatively affect our ability to operate our business and sell our products and solutions, and could subject us to possible litigation.
Our solutions include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. Our use of open source software in our solutions could negatively affect our ability to operate our business and sell our platform, and could subject us to possible litigation. The risks related to our open source model include:
•Any undetected errors or defects in the open source software we use could prevent the deployment or impair the functionality of our solutions, delay the introduction of new solution, result in a failure of our solutions, create vulnerabilities that could inadvertently permit access to protected customer data, result in liability to our customers, and injure our reputation;
•We do not control and may be unable to predict the future course of open source technology development, including the ongoing development of open source components used in our platform, which could reduce the market appeal of our platform and damage our reputation. Also, different open source projects may overlap or compete with the ones that we incorporate into our platform;
•We rely on a number of open source software programmers, or committers and contributors, to develop and enhance components of our platform. Additionally, members of the corresponding open source project management committees, many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of important components of the open source data management ecosystem. If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, then we would need to expend additional resources to develop and enhance our platform, and we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price;
•Important components of our platform have been provided under the Apache License, Version 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of our platform may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our solutions;
•The Apache License may be modified, which could negatively impact our continuing development or distribution of the software code subject to the new or modified license;
•Our business relies on the Apache Software Foundation, a non-profit corporation that supports Apache open source software projects. We do not control nor can we predict the decisions the ASF will make with respect to the further development and enhancement of open source technologies which may impact our business. Moreover, if the ASF is subject to claims, disputes or otherwise suffers reputational harm, our business, results of operations, financial condition and growth prospects could be harmed if customers perceive our solutions to be risky or inferior to data management solutions which do not rely on the ASF for continued development and enhancement of open source technologies;
•We do not own all of the open source technology in our platform and the ownership of the open source technology in our platform may not be easily determinable by us. Rather, we rely on the ASF as well as certain other third-party open source contributors to ensure that the open source contributions to our platform are properly owned by the committers and contributors who contribute the open source technology and that such contributions do not infringe on other parties’ intellectual property rights;
•The terms of certain of the open source licenses have not been interpreted by United States courts or other courts, and there is a risk that such licenses could be construed in a manner that is incompatible with our current business model, imposing unanticipated conditions or restrictions on our ability to market our solutions;
•We or our customers could be subject to lawsuits by parties claiming ownership of (or that different license terms apply to) what we believe to be open source software, or seeking to enforce the terms of an open source license;
•By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies and services, each of which could reduce or eliminate the value of our technologies and cause us to have to significantly alter our current business model. These claims could also result in litigation (including litigation against our customers or partners, which could result in us being obligated to indemnify our customers or partners against such litigation), require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which could have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re-engineer our solutions or incur additional costs to find alternative tools;
•Usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, support, indemnity or assurance of title or controls on origin of the software.

Real or perceived errors, failures, bugs or disruptions in our platform and solutions could adversely affect our reputation and business could be harmed.
Our platform and solutions are very complex and incorporate a variety of hardware, open source software, proprietary software and third-party software, and have contained and may contain undetected defects or errors, especially when solutions are first introduced or enhanced, or as we develop new platform such as CDP. In addition, cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Such defects could create vulnerabilities that could inadvertently permit access to protected customer data.
If our platform is not implemented or used correctly or as intended, inadequate performance and disruption in service may result. Moreover, as we acquire companies and integrate new open source data management projects, we may encounter difficulty in incorporating the newly-obtained technologies into our platform and maintaining the quality standards that are consistent with our reputation.
Since our customers use our platform and solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our allowance for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. We could also receive negative publicity, which will harm our reputation. Furthermore, defects in our platform and solutions may require us to implement design changes or software updates.
HUMAN RESOURCE RISKS
If we are unable to hire, retain, train and motivate qualified personnel and senior management, our business could be harmed.
Our future success depends, in part, on our ability to continue to attract, integrate and retain qualified and highly skilled personnel. In particular, we are substantially dependent on the continued service of our existing engineering and sales personnel because of the complexity of our platform and are also highly dependent on the contributions of our executive team. New hires require significant training and may take significant time before they achieve full productivity, especially as new offerings are developed and released. The loss of any key personnel, including executives and members of our leadership team, could seriously harm our business.
In addition, we have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. There is significant competition for sales and engineering personnel with the skills and technical knowledge that we require. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition and operating results could be harmed.
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
INTERNATIONAL OPERATIONS RISKS
As we expand internationally, our business will become more susceptible to risks associated with international operations.
We have expanded internationally and intend to continue such international expansion. For example, we sell the various editions of our platform through our direct sales force, which is comprised of inside sales and field sales personnel, and is located in a variety of geographic regions, including the United States, Europe and Asia, and have customers located in approximately 100 countries as of January 31, 2021. We intend to continue to expand internationally.

Conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:
•challenges caused by distance, language, cultural and ethical differences and the competitive environment;
•heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements or liability under laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business, such as the Foreign Corrupt Practices Act (FCPA) and the United Kingdom Bribery Act of 2010 (the UK Bribery Act);
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
•the uncertainty and limitation of protection for intellectual property rights in some countries and the risk of potential theft or compromises of our technology, data or intellectual property;
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
Because we incorporate encryption functionality into our platform (including any products comprising the platform), we are subject to certain U.S. export control laws that apply to encryption items. As such, our platform may be exported outside the United States through an export license exception; an export license is required to certain countries, end-users and end-uses. If we were to fail to comply with such laws and regulations, we could be subject to both civil and criminal penalties. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our platform and related services are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our reseller partners comply with all relevant export control laws and regulations, any failure by us or our reseller partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our end-customers’ ability to implement our products in those countries. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in delayed deployment or decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential end-customers with international operations.
FINANCIAL RISKS
We have incurred a significant amount of debt. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business.
As of January 31, 2021, we had total outstanding indebtedness of $491 million aggregate principal amount. We may be required to use a portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise.
In addition, under certain of our existing debt instruments, we are subject to limitations regarding our business and operations, including limitations on incurring additional indebtedness and liens, limitations on certain consolidations, mergers, and sales of assets, and restrictions on the payment of dividends or distributions.
Any default under our debt arrangements could require that we repay our loans immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
In addition, we are exposed to interest rate risk related to some of our indebtedness, which is discussed in greater detail under the section titled “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.” included in Item 7A of this Annual Report on Form 10-K.
Our failure to raise additional capital could reduce our ability to compete and could harm our business.
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, if we change our business strategy, we may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Certain of our existing debt instruments contain, and any debt financing we secure in the future could contain, restrictive covenants relating to our ability to incur additional indebtedness and other financial and operational matters that make it more difficult for us to obtain additional capital with which to pursue business opportunities. Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.
LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS
Federal, state, foreign government and industry regulations, as well as self-regulation related to privacy and data security concerns, pose the threat of lawsuits and other liabilities.
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
A wide variety of domestic and international laws and regulations (including, for example, the General Data Protection Regulation that became effective in May 2018, and the California Consumer Privacy Act that became effective on January 1, 2020) apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers). Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business.

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
The enactment of legislation implementing United States based changes in taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
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
The market price for our common stock has been, and may continue to be, volatile. Since our initial public offering, our stock price has ranged from $4.76 to $23.35, through January 31, 2021. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors included in this Risk Factors section as well as:
•COVID-19 and any associated economic downturn;
•the economy as a whole and market conditions in our industry and the equity markets;
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
•dilution associated with mergers and acquisitions;
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
Our directors, executive officers and our stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially own, in the aggregate, approximately 35.2% of our outstanding common stock, based on the number of shares outstanding as of February 28, 2021. As a result, these stockholders, if acting together, have the ability to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, have the ability to influence or control the governance, management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Icahn Enterprises L.P. and certain of its affiliates (collectively, the Icahn Group) holds approximately 18.0% of our outstanding common stock, based on the number of shares outstanding as of February 28, 2021. As such, the Icahn Group could have considerable influence over matters such as approving a potential acquisition of us. The Icahn Group’s investment in and position in our company, including the various agreements we entered into with them, could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our existing debt instruments include restrictions on our ability to pay cash dividends.
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
Our restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
•a classified board of directors with three-year staggered terms;
•the ability of our board of directors to issue shares of preferred stock without stockholder approval;
•the right of our board of directors to elect a director to fill a vacancy;
•a prohibition on stockholder action by written consent;
•the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our chief executive officer, our lead director, if any, or a majority vote of our board of directors;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws;
•the ability of our board of directors to amend our amended and restated bylaws;
•the requirement that in order for a stockholder to be eligible to propose a nomination or other business to be considered at an annual meeting of our stockholders, such stockholder must have continuously beneficially owned at least 1% of our outstanding common stock for a period of one year before giving such notice; and
•advance notice procedures with which stockholders must comply in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting.

In addition, because we are incorporated in Delaware, we are governed by the provisions of the anti-takeover provisions of the Delaware General Corporation Law, which may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.
In addition, under our existing debt instruments, we, and certain of our subsidiaries, are subject to certain limitations on our business and operations, including limitations on certain consolidations, mergers, and sales of assets. For information regarding these and other provisions, see the risk factor titled “We have incurred a significant amount of debt. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business.”
GENERAL RISKS
Adverse economic conditions may negatively impact our business.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, global economic and political uncertainties, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties, such as the current COVID-19 pandemic, may have affected, and may continue to affect, one or more of the sectors or countries in which we sell our applications, causing our customers or potential customers to curtail spending. In addition, geopolitical developments, such as existing and potential trade wars, and other events beyond our control, can increase levels of political and economic unpredictability globally and the volatility of global financial markets. For example, in response to the COVID-19 pandemic, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We currently lease approximately 92,000 square feet of space for our current corporate headquarters in Santa Clara, California under a lease agreement that expires in 2026.
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
ITEM 3. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 11 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Holders
As of February 28, 2021, we had 92 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2021, and is incorporated herein by reference.
Unregistered Sales of Equity Securities
We had no unregistered sales of our securities in fiscal 2021 not previously reported.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100 million of our outstanding shares of common stock. On December 2, 2020, our board of directors authorized another share repurchase of up to $500 million of our outstanding shares of common stock. For further discussion see Note 12 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.
The following table provides a summary of repurchases of our common stock made under both of the authorized share repurchase programs during the three months ended January 31, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2020	—	—	—	$73.9
December 1 - December 31, 2020	26.1	$12.05	26.1	$259.9
January 1 - January 31, 2021	—	—	—	$259.9
Total	26.1		26.1

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

	Base Period
Company/Index	04/28/2017	1/31/2018	1/31/2019	1/31/2020	1/31/2021
Cloudera, Inc.	$100.00	$103.43	$74.59	$56.85	$84.36
S&P 500 Index	100.00	118.44	113.42	135.29	155.79
S&P 500 Information Technology Index	100.00	128.17	125.30	180.31	244.43

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

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
This section of this Annual Report on Form 10-K generally discusses fiscal years 2021 and 2020 items and year-to-year comparisons between fiscal years 2021 and 2020. Discussions of fiscal year 2020 items and year-to-year comparisons between fiscal years 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2020, which was filed with the SEC on March 27, 2020.
Overview
At Cloudera, we believe that data can make what is impossible today, possible tomorrow. We empower people to transform complex data into clear and actionable insights. Powered by the relentless innovation of the open source community, we advance digital transformation for the world's largest enterprises. We deliver an enterprise data cloud for any data, anywhere, from the Edge to AI. We are an enterprise data cloud company.
We pioneered the creation of the enterprise data cloud category. An enterprise data cloud is multi-function, hybrid and multi-cloud, secure and governed, and open and extensible. An enterprise data cloud offers cloud-native agility, elasticity and ease-of-use.
We generate revenue from subscriptions and services. Please see “Components of Results of Operations - Revenue” for further details.
We market and sell our platform to a broad range of organizations, although we focus our selling efforts on the largest enterprises globally. We target these organizations because they capture and manage the vast majority of the world’s data and operate in highly complex information technology environments. We market our platform primarily through a direct sales force while benefiting from business driven by our ecosystem of technology partners, resellers, original equipment manufacturers (OEMs), managed service providers, independent software vendors and systems integrators. As of January 31, 2021, we had approximately 1,800 customers.
We have a broad customer base that spans industries and geographies. For the years ended January 31, 2021, 2020 and 2019, no customer accounted for more than 10% of our total revenue. We have significant revenue in the industries of banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data-intensive industries. Sales outside of the United States represented approximately 40%, 38% and 34% of our total revenue for the years ended January 31, 2021, 2020 and 2019, respectively.
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

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Annualized Recurring Revenue (ARR) is the primary metric that management uses to monitor customer retention and growth and to make operational decisions related to our business. ARR equals the annualized value of recurring subscription contracts with active entitlements as of the end of the applicable period. ARR provides a normalized and composite view of customer retention, renewal and expansion as well as growth from new customers, that is a supplement to reported revenue.

	As of		Change
	January 31, 2021	January 31, 2020	Amount	%
	(in thousands, except percentages)
Annualized Recurring Revenue	$778,042	$705,882	$72,160	10%

Approximately 7 percentage points of the 10% increase in ARR was due to existing customers expanding their use of Cloudera products with the remainder of the increase due to new customers.
Non-GAAP operating income (loss) is our income (loss) from operations before stock-based compensation expense, amortization of acquired intangible assets and non-cash real estate impairment charges. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, operating results or future outlook. Our management uses, and believes that investors benefit from referring to, this non-GAAP financial measure in evaluating our operating results, as well as when planning, forecasting, budgeting and analyzing future periods. We also use non-GAAP operating income (loss) in conjunction with traditional GAAP measures to communicate with our board of directors regarding our financial performance.

	Years Ended January 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Non-GAAP operating income (loss)	$146,804	$(39,376)	$186,180	(473)%

We believe non-GAAP operating income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period to period comparisons of operations. We believe non-GAAP operating income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our non-GAAP operating income (loss) should be considered in addition to, not as a substitute for or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing investors and other users of our financial information a reconciliation of loss from operations, the related GAAP financial measure, to non-GAAP operating income (loss). We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP operating income (loss) in conjunction with loss from operations. The following table provides a reconciliation of loss from operations to non-GAAP operating (income) loss:

	Years Ended January 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Loss from operations	$(156,265)	$(339,754)	$183,489	(54)%
Stock-based compensation expense	188,935	220,354	(31,419)	(14)
Amortization of acquired intangible assets	78,306	80,024	(1,718)	(2)
Non-cash real estate impairment charges	35,828	—	35,828	100
Non-GAAP operating income (loss)	$146,804	$(39,376)	$186,180	(473)%

For the reasons set forth below, we believe that excluding the components described provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as we do and in comparing our financial results across accounting periods and to financial results of peer companies.
•Stock-based compensation expense. We exclude stock-based compensation expense from our non-GAAP financial measures consistent with how we evaluate our operating results and prepare our operating plans, forecasts and budgets. Further, when considering the impact of equity award grants, we focus on overall stockholder dilution rather than the accounting charges associated with such equity grants. The exclusion of the expense facilitates the comparison of results and business outlook for future periods with results for prior periods in order to better understand the long-term performance of our business.
•Amortization of acquired intangible assets. We exclude the amortization of acquired intangible assets from our non-GAAP financial measures. Although the purchase accounting for an acquisition necessarily reflects the accounting value assigned to intangible assets, our management team excludes the GAAP impact of acquired intangible assets when evaluating our operating results. Likewise, our management team excludes amortization of acquired intangible assets from our operating plans, forecasts and budgets. The exclusion of the expense facilitates the comparison of results and business outlook for future periods with results for prior periods in order to better understand the long-term performance of our business.
•Non-cash real estate impairment charges. We exclude non-cash real estate impairment charges from our non-GAAP financial measures. Non-cash real estate impairment charges relate to charges that we incur as a result of activities with respect to our leased office locations. The exclusion of the impairment charges facilitates the comparison of results and business outlook for future periods with results for prior periods in order to better understand the long-term performance of our business.
COVID-19 Update
The United States and the global communities in which we operate continue to face severe challenges posed by the COVID-19 Coronavirus pandemic (COVID-19 or COVID-19 pandemic). In response to these challenges, we have accelerated our transformation efforts and reduced costs, including, but not limited to, reduced travel for employees, decreases in employee-related expenses, minimizing use of outside contractors and consultants, temporary closure of our offices and, since mid-March 2020, a requirement that our employees work remotely. We have been operating effectively under our remote work model, which we anticipate continuing for some time to ensure the safety and well-being of our employees.
We do not believe there has been a material impact from the effects of the COVID-19 pandemic on our business and operations, results of operations (except for services revenue as discussed below), financial condition, cash flows, liquidity and capital resources as of and during the year ended January 31, 2021.
The full extent of the future impact of the COVID-19 pandemic on our business and operating results is currently uncertain and will depend on certain developments, including the duration and spread of the outbreak; government responses to the pandemic; the speed of vaccination delivery and effectiveness; the impact on our customers and our sales cycles; the impact on our customer, the industry or employee events; the extent of delays in hiring and onboarding new employees; and the effect on our partners and vendors, all of which are uncertain and difficult to predict. We anticipate continued near-term impact on our services business since interacting directly with customers in either a sales setting or an on-site professional services setting is difficult in this environment. However, the majority of our revenues are subscription-based which we believe offers significant protection from the COVID-19 pandemic’s economic disruptions in the short term. Accordingly, we believe that our existing financial position will allow us to manage the impact of the COVID-19 pandemic for the foreseeable future.
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
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock-based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include lease related right-of-use asset impairment charges, fees for third-party professional services, including consulting, legal and accounting services, merger related costs, other corporate expenses, and allocated shared costs (including rent and information technology).
Interest Income, net
Interest income primarily relates to amounts earned on our cash and cash equivalents and marketable securities. Interest expense primarily relates to interest incurred on our debt and related amortization of debt discount and issuance costs.

Other Income (Expense), net
Other income (expense), net primarily relates to gains and losses from foreign currency transactions and forward contracts, realized gains and losses on our marketable securities and other non-operating gains or losses.
Provision for Income Taxes
Provision for income taxes primarily consists of withholding taxes on sales to international customers and income taxes in foreign jurisdictions wherein we conduct business. A valuation allowance is established, when necessary, for any portion of deferred income tax assets where it is considered more likely than not that it will not be realized.
Results of Operations
Revenue

	Years Ended January 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Subscription	$782,769	$667,826	$114,943	17%
Services	86,489	126,365	(39,876)	(32)%
Total revenue	$869,258	$794,191	$75,067	9%
As a percentage of total revenue:
Subscription	90%	84%
Services	10%	16%
Total revenue	100%	100%

The increase in subscription revenue for the year ended January 31, 2021, as compared to the prior fiscal year, was primarily attributable to an increase in subscription sales to existing customers and the remainder driven by new customers, with international customers expanding faster than our U.S. customers.
The decrease in services revenue for the year ended January 31, 2021, as compared to the prior fiscal year, was primarily attributable to lower services demand partially as a result of COVID-19 related customer budget restrictions as well as COVID-19 related limitations for on-site service delivery.

Cost of Revenue, Gross Profit and Gross Margin

	Years Ended January 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of revenue:
Subscription	$107,834	$117,739	$(9,905)	(8)%
Services	81,354	114,763	(33,409)	(29)%
Total cost of revenue	$189,188	$232,502	$(43,314)	(19)%
Gross profit	$680,070	$561,689	$118,381	21%
Gross margin:
Subscription	86%	82%
Services	6%	9%
Total gross margin	78%	71%
Cost of revenue, as a percentage of total revenue:
Subscription	13%	15%
Services	9%	14%
Total cost of revenue	22%	29%
The decrease in cost of revenue for subscription during the year ended January 31, 2021, as compared to the prior fiscal year, was primarily due to an increased portion of our support resources employed outside of the United States resulting in a decrease of $6.8 million in payroll and payroll related costs including salaries, stock-based compensation, and retention bonuses. Facility costs also decreased by $2.4 million due mainly to lower office lease allocations.
The decrease in cost of revenue for services during the year ended January 31, 2021, as compared to the prior fiscal year, was primarily due to a decrease of $17.4 million in payroll and payroll related costs including salaries, stock-based compensation, retention bonuses, payroll taxes and benefits. Cost related to use of third-party contractor services and travel also declined by $6.6 million and $6.3 million, respectively.
Subscription gross margin increased from 82% for the year ended January 31, 2020 to 86% for the year ended January 31, 2021, primarily due to growth in the business, reduced costs and one-time valuation adjustments made in prior fiscal year related to deferred subscription revenue obligations from our merger with Hortonworks in January 2019.
Services gross margin decreased from 9% for the year ended January 31, 2020 to 6% for the year ended January 31, 2021, primarily due to a decrease in services revenue by 32% while the cost of services revenue decreased by 29%.

Operating Expenses

	Years Ended January 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Research and development	$244,507	$263,566	$(19,059)	(7)%
Sales and marketing	420,501	467,541	(47,040)	(10)%
General and administrative	171,327	170,336	991	1%
Total operating expenses	$836,335	$901,443	$(65,108)	(7)%
Operating expenses, as a percentage of total revenue:
Research and development	28%	33%
Sales and marketing	48%	59%
General and administrative	20%	22%
Total operating expenses	96%	114%

Research and Development
The decrease in research and development expenses during the year ended January 31, 2021, as compared to the prior fiscal year, was primarily due to reductions to payroll and payroll related costs, cloud computing, facility allocations, and travel. Payroll and payroll related costs decreased by $3.9 million mainly from reductions in retention bonuses and stock-based compensation. Costs related to cloud computing, facility allocations, and travel decreased by $5.0 million, $4.2 million, and $2.3 million, respectively.
Sales and Marketing
The decrease in sales and marketing expenses during the year ended January 31, 2021, as compared to the prior fiscal year, was primarily due to COVID-19 related restrictions on travel, reductions in payroll and payroll related costs, realized post Hortonworks merger related synergies, and lower amortization on acquired intangible assets. Travel, payroll, and payroll related expenses (excluding variable compensation) and facilities and IT related allocations decreased by $42.5 million, of which $19.9 million relates to travel expenses. Cost related to marketing programs and events declined by $10.2 million due partially to synergies from our merger with Hortonworks enabling us to combine and eliminate certain programs and events, coupled with a reduction of customer-facing marketing events due to COVID-19 related travel limitations. These reductions were partially offset by an increase of $12.8 million from variable compensation related primarily to one-time valuation adjustments made in the prior fiscal year for deferred commission expenses as a result of our merger with Hortonworks. The acquired Hortonworks tradename was fully amortized as of the end of our prior fiscal year resulting in a $2.5 million reduction to amortization expense for acquired intangible assets in fiscal 2021.

General and Administrative
The increase in general and administrative expenses during the year ended January 31, 2021, as compared to the prior fiscal year, was primarily due to charges associated with the impairment of real estate lease related right-of-use assets and other long-lived assets of $35.8 million related to certain office locations we no longer intend to use. Facility and IT related allocations also increased by $13.0 million, which was predominantly due to the absorption of COVID-19 related vacated real estate in general and administrative expenses beginning mid-fiscal 2021. The increase was partially offset by a $24.9 million expense reduction for use of consulting and contractor services now that Hortonworks merger related activities are complete, as well as a $16.9 million expense reduction for payroll and payroll related costs. Payroll and payroll related cost reductions were mainly driven by a decrease of $12.6 million in stock-based compensation and $3.8 million in retention bonuses. Stock-based compensation was down primarily as a result of charges incurred in the second quarter of fiscal 2020 with the departure of our former CEO without similar charges in fiscal 2021. Travel costs decreased by $2.0 million, due primarily to COVID-19 related travel restrictions.
Interest Income, net

	Years Ended January 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Interest income, net	$3,994	$11,687	$(7,693)	(66)%
Interest income, net decreased, as compared to the prior fiscal year, primarily due to a decline in interest rates, increased funds held as cash and cash equivalents due to greater market volatility, and the decline in weighted average maturities as we re-invested in securities with shorter maturities during fiscal 2021. Interest income was also offset by interest expense of $1.7 million incurred on our December 2020 term loan.
Other Income (Expense), net

	Years Ended January 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Other income (expense), net	$(3,117)	$185	$(3,302)	(1,785)%
Other expense, net of $3.1 million for the year ended January 31, 2021 increased expenses as compared to other income, net of $0.2 million during the prior fiscal year, was primarily due to a $2.0 million impairment charge incurred in the first quarter of fiscal 2021 to write off our investment in equity securities of a privately held company and a $1.1 million loss on the disposal of facility lease related fixed assets.
Provision for Income Taxes

	Years Ended January 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Provision for income taxes	$7,346	$8,700	$(1,354)	(16)%
The decrease in provision for income taxes for the year ended January 31, 2021, as compared to the prior fiscal year, was primarily due to lower foreign income taxes partially offset by higher withholding taxes on international sales.
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

Liquidity and Capital Resources
As of January 31, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $769.7 million which are held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of corporate notes and obligations, U.S. agency obligations, certificates of deposit, commercial paper, municipal securities, U.S. treasury securities and asset-backed securities. To date, our principal sources of liquidity has been payments received from customers in addition to amounts raised in our debt and equity offerings.
On December 22, 2020, we entered into a senior secured credit facility, which provides for a $500.0 million term loan facility with a syndicate of lenders (Term Loan) and borrowed the full amount on December 22, 2020 to be used for general corporate purposes, including to fund repurchases of our common stock and to pay transaction costs and expenses in connection therewith. Repayments made under the Term Loan are equal to 1.0% of the principal amount in equal quarterly installments for the life of the Term Loan, with remainder due at maturity on December 22, 2027. At our option, the Term Loan will bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.50% or a Base Rate plus 1.50%, both subject to a 3.25% floor. For further discussion see Note 9 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100 million of our outstanding shares of common stock. On December 2, 2020, our board of directors authorized another share repurchase program of up to $500 million of our outstanding shares of common stock. For further discussion on repurchase activities see Note 12 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.
We have non-cancelable contractual obligations related to our facilities leases as further discussed in Note 10 of our "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.
We believe that our currently available resources will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our expansion of annual recurring revenue, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our subscriptions and services and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, or at all, we may not be able to adequately fund our business plans and it could have a negative effect on our operating cash flows and financial condition.
The following table summarizes our cash flows for the periods indicated:

	Years Ended January 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$155,822	$(36,826)
Net cash used in investing activities	(120,034)	(5,659)
Net cash provided by (used in) financing activities	154,297	(6,957)
Effect of exchange rate changes	949	(1,607)
Net increase (decrease) in cash, cash equivalents and restricted cash	$191,034	$(51,049)

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
Operating cash flow increased during the fiscal 2021 mainly due to cash collections on increased sales of our subscription-based offerings and to nonrecurring costs incurred in the first half of fiscal 2020 associated with combining the Cloudera and Hortonworks businesses that we did not incur in fiscal 2021.
For the year ended January 31, 2021, net cash provided by operating activities mainly consisted of our net loss of $162.7 million, adjusted for stock-based compensation expense of $188.9 million, depreciation and amortization expenses of $89.4 million, amortization of deferred contract costs of $66.7 million, non-cash lease expense of $45.7 million, lease related right-of-use asset impairment charges of $35.8 million and net cash outflow of $117.5 million from changes in assets and liabilities. The outflow from changes in assets and liabilities was primarily due to an increase in accounts receivable of $65.1 million, an increase of $60.9 million in deferred contract costs related to sales commissions, cash payments of $46.0 million for operating lease liabilities, partially offset by an increase in contract liabilities of $50.1 million and a net cash inflow of $4.4 million from changes in other operating assets and liabilities.
For the year ended January 31, 2020, net cash used in operating activities mainly consisted of our net loss of $336.6 million, adjusted for stock-based compensation expense of $220.4 million, depreciation and amortization expenses of $92.2 million, amortization of deferred contract costs of $47.6 million, non-cash lease expense of $45.6 million, and net cash outflow of $104.1 million from changes in assets and liabilities. The outflow from changes in assets and liabilities was primarily due to an increase of $68.6 million in deferred contract costs related to commissions earned, cash payments of $51.1 million for operating leases, an increase of $31.2 million in contract liabilities as a result of increased subscription sales and timing of amounts billed to customers compared to revenue recognized during the same period.
Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, cash acquired or used for business combinations, and investments in capital and other assets to support our growth.
For the year ended January 31, 2021, net cash used in investing activities consisted of purchases of marketable securities of $472.7 million, cash used in a business combination of $12.4 million, and capital expenditures for purchases of property and equipment of $10.1 million, partially offset by sales and maturities of marketable securities of $375.1 million.
For the year ended January 31, 2020, net cash used in investing activities consisted of purchases of marketable securities of $494.3 million, capital expenditures for purchases of property and equipment of $7.2 million, and cash used in a business combination of $4.5 million, partially offset by sales and maturities of marketable securities of $500.3 million.

Financing Activities
The changes in cash flows from financing activities primarily relate to net proceeds from our Term Loan, proceeds from employee stock plans, taxes paid related to net share settlement of equity awards and proceeds used for common stock repurchased under our share repurchase program. See Note 9 and Note 12 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for details and discussion of our debt and share repurchase program, respectively.
For the year ended January 31, 2021, net cash provided by financing activities consisted of proceeds from our Term Loan net of issuance costs of $490.5 million, proceeds from the exercise of stock options and withholdings under our employee stock plans of $51.1 million, partially offset by repurchase of common stock of $340.1 million and taxes paid related to the net share settlement of equity awards of $47.2 million.
For the year ended January 31, 2020, net cash used in financing activities consisted of taxes paid related to the net share settlement of equity awards of $32.6 million, partially offset by proceeds from the exercise of stock options and withholdings under our employee stock plans of $25.7 million.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that our significant accounting policies, which are discussed in Note 1 of our “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K, and the accounting policies discussed below, involve a greater degree of complexity, involving management’s judgments and estimates. Accordingly, these are the policies we believe are critical to understanding our financial condition and historical and future results of operations.
Revenue Recognition
We generate revenue from subscriptions and services. Subscription revenue relates to term (or time-based) subscription agreements for both open source and propriety software including support and, to a lesser extent, consumption-based revenue from our cloud offerings. Services revenue relates to professional services for the implementation and use of our subscriptions, machine learning expertise and consultation, training and education services and related reimbursable travel costs.
We price our subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided and/or on a consumption basis for our cloud-based solutions. Our consulting services are priced primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and training services are generally priced based on attendance.
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
We review our goodwill for impairment annually during our fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In performing our goodwill impairment test, we may first perform a qualitative assessment, which requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair values of our reporting units are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.
If the qualitative assessment indicates that the quantitative analysis should be performed, we then evaluate goodwill for impairment by comparing the fair value of each of our reporting units to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted sales, operating costs and other relevant factors.
Impairment of Long-Lived Assets
Our long-lived assets other than goodwill principally consist of finite-lived intangible assets, operating lease right-of-use assets, and property and equipment. These long-lived assets are evaluated for impairment for each of our asset groups in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, by first identifying whether indicators of impairment exist. If such indicators are present, we assess long-lived asset groups for recoverability based on estimated future undiscounted cash flows. For asset groups where the recoverability test fails, the fair value of each asset group is then estimated and compared to its carrying amount. An impairment loss is recognized for the amount by which an asset group’s carrying value exceeds its fair value.
In the fourth quarter of fiscal year 2021, as a result and in consideration of the changing nature of our use of office space for our workforce and the impacts of the COVID-19 pandemic, we evaluated our existing real estate lease portfolio. This evaluation included the decision to abandon a leased office space and the establishment of a formal plan to cease-use and sublease certain other leased office spaces that we no longer utilize. In connection with this evaluation, we determined that the carrying value of these assets was not fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of these assets to determine the corresponding impairment loss.
The development of discounted cash flow models used to estimate the fair value of these assets required the application of significant judgement in determining market participant assumptions, including the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods and discount rates that reflect the level of risk associated with receiving future cash flows. If these assumptions were to change it could further impact our right-of-use assets.

Recent Accounting Pronouncements
See “Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards” in Note 1 of our “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Interest Rate Risk
Our exposure to interest rate fluctuations relate primarily to our cash equivalents, marketable securities and Term Loan.
We had cash and cash equivalents and marketable securities totaling $769.7 million and $483.2 million as of January 31, 2021 and 2020, respectively, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of corporate notes and obligations, U.S. agency obligations, certificates of deposit, commercial paper, municipal securities, U.S. treasury securities and asset-backed securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $4.7 million and $3.8 million as of January 31, 2021 and 2020, respectively.
As of January 31, 2021, we had an outstanding balance of $490.7 million on our Term Loan. At our option, the Term Loan will bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.50% or a Base Rate plus 1.50%, both subject to a 3.25% floor. As of January 31, 2021, the Term Loan is based on the Eurocurrency Rate bearing interest at a per annum rate of 3.25%. An adverse change of one percent on the interest rate would have the effect of increasing our expected annual interest payment by approximately $5.0 million.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our non-U.S. operations, the majority of our revenue and expenses are denominated in currencies such as the Euro, British Pound Sterling, Hungarian Forint, Indian Rupee, Singapore Dollar, Australian Dollar and Chinese Yuan. Fluctuations in international currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. As the U.S. dollar fluctuates against certain international currencies, the amounts of revenue and deferred revenue that we report in U.S. dollars for foreign subsidiaries that transact in international currencies may also fluctuate relative to what we would have reported using a constant currency rate.
For the year ended January 31, 2021, approximately 18% of our revenue and approximately 21% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended January 31, 2020, approximately 20% of our revenue and approximately 16% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars.
To manage exposures to currency fluctuations, we use foreign currency forward contracts to offset the gains and losses on our foreign currency denominated monetary assets and liabilities. They are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. See Note 7 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K. For the year ended January 31, 2021, foreign exchange transaction gains and losses recorded as part of other income (expense), net within our consolidated statements of operations were not material. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements for the year ended January 31, 2021 and 2020.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cloudera, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cloudera, Inc. (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue Recognition – Identifying and evaluating terms and conditions in contracts

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company derives its revenues primarily from subscription and services fees. The Company determines revenue recognition following the five-step framework in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Management applies significant effort and judgment in identifying and evaluating any non-standard terms and conditions in customer contracts which may impact the determination of performance obligations or the timing of revenue recognition

Auditing revenue recognition was challenging and complex due to the significant amount of effort and judgment required in the identification and evaluation of non-standard terms and conditions in customer contracts that impact revenue recognition.

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

Impairment of operating lease right-of-use and related assets

Description of the Matter
As disclosed in Note 10 to the consolidated financial statements, the Company recorded additional expense of $35.8 million in the year ended January 31, 2021, as a result of the Company's decision to change the use of its office space for its workforce and subsequent reassessment of the asset groups related to its leased office space. In accordance with ASC 360, Property, Plant, and Equipment, the Company performed a recoverability test of its identified asset groups, comprised of operating lease right-of-use and other related assets, and determined that the carrying value of these asset groups was not fully recoverable. As a result, the Company measured and recognized an impairment charge related to these assets representing the amount by which the carrying value exceeded the estimated fair value of these asset groups.

Auditing the Company's impairment measurement involved a high degree of subjectivity due to the significant estimation required by management to determine the fair value of the asset groups. The Company utilized an income approach to value the asset groups, which required the development of a discounted cash flow model utilizing certain key assumptions, including current and future sublease market rent rates, discount rates, and market participant assumptions, such as expected vacancy periods. These assumptions have a significant effect on the estimated fair values of the asset groups, and the resulting impairment charge, and could be impacted by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s processes to determine the fair values of the asset groups and measure the right-of-use and other related assets impairment charge. For example, we tested the controls over the determination of the fair value of the asset groups subject to impairment, including the selection of the valuation model and the determination and review of the underlying assumptions used to develop the fair value estimates.

Our testing of the Company's impairment measurement included, among other procedures, evaluating the significant assumptions used to estimate fair value. For example, we compared the sublease market rent rate and vacancy period assumptions used to estimate market participant cash flows to current industry and economic trends, assessed the reasonableness of the discount rates used as part of the discounted cash flow model, and recalculated management's estimate. We also involved our valuation specialists to assist in our evaluation of the significant assumptions used in the fair value estimate.

     /s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
San Jose, California
March 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cloudera, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Cloudera, Inc.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cloudera, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 25, 2021 expressed an unqualified opinion thereon.
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

                                     /s/ Ernst & Young LLP

San Jose, California
March 25, 2021

CLOUDERA, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of January 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$298,672	$107,638
Marketable securities	297,721	253,361
Accounts receivable, net	316,098	249,971
Deferred contract costs	53,048	54,776
Prepaid expenses and other current assets	32,382	42,155
Total current assets	997,921	707,901
Property and equipment, net	18,065	21,988
Marketable securities, non-current	173,281	122,193
Intangible assets, net	532,630	605,236
Goodwill	599,291	590,361
Deferred contract costs, non-current	31,170	35,260
Operating lease right-of-use assets	146,424	204,642
Other assets	9,819	12,209
TOTAL ASSETS	$2,508,601	$2,299,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,713	$3,858
Accrued compensation	56,643	61,826
Other accrued liabilities	30,196	22,297
Operating lease liabilities	19,574	19,181
Contract liabilities	553,983	472,786
Total current liabilities	663,109	579,948
Long-term debt	487,089	—
Operating lease liabilities, non-current	169,296	192,324
Contract liabilities, non-current	54,414	81,926
Other accrued liabilities, non-current	6,763	7,223
TOTAL LIABILITIES	1,380,671	861,421
Commitments and contingencies (Note 10 and Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding at January 31, 2021 and 2020	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized at January 31, 2021 and 2020; 291,220,735 and 295,167,761 shares issued and outstanding at January 31, 2021 and 2020, respectively	15	15
Additional paid-in capital	2,776,690	2,923,905
Accumulated other comprehensive income	580	273
Accumulated deficit	(1,649,355)	(1,485,824)
TOTAL STOCKHOLDERS’ EQUITY	1,127,930	1,438,369
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,508,601	$2,299,790

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended January 31,
	2021	2020	2019
Revenue:
Subscription	$782,769	$667,826	$406,333
Services	86,489	126,365	73,608
Total revenue	869,258	794,191	479,941
Cost of revenue:(1) (2)
Subscription	107,834	117,739	63,329
Services	81,354	114,763	72,785
Total cost of revenue	189,188	232,502	136,114
Gross profit	680,070	561,689	343,827
Operating expenses:(1) (2)
Research and development	244,507	263,566	173,814
Sales and marketing	420,501	467,541	253,164
General and administrative (3)	171,327	170,336	110,613
Total operating expenses	836,335	901,443	537,591
Loss from operations	(156,265)	(339,754)	(193,764)
Interest income, net	3,994	11,687	9,011
Other income (expense), net	(3,117)	185	(2,478)
Loss before provision for income taxes	(155,388)	(327,882)	(187,231)
Provision for income taxes	(7,346)	(8,700)	(5,418)
Net loss	$(162,734)	$(336,582)	$(192,649)
Net loss per share, basic and diluted	$(0.54)	$(1.20)	$(1.21)
Weighted-average shares used in computing net loss per share, basic and diluted	302,522	280,772	159,816

(1) Amounts include stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
Cost of revenue – subscription	$15,123	$16,599	$9,959
Cost of revenue – services	11,909	17,609	11,492
Research and development	72,087	75,554	41,430
Sales and marketing	55,173	63,360	27,918
General and administrative	34,643	47,232	26,566

(2) Amounts include amortization of acquired intangible assets as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
Cost of revenue - subscription	$11,880	$11,213	$3,251
Sales and marketing	66,426	68,811	5,878

(3) Amounts include the impairment of real estate lease related right-of-use assets and other long-lived assets of $35.8 million for the year ended January 31, 2021.
See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended January 31,
	2021	2020	2019
Net loss	$(162,734)	$(336,582)	$(192,649)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	32	(935)	34
Unrealized gain on investments	275	1,250	756
Total other comprehensive income, net of tax	307	315	790
Comprehensive loss	$(162,427)	$(336,267)	$(191,859)

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2018	145,327	$7	$1,385,592	$(832)	$(956,593)	$428,174
Shares issued under employee stock plans	3,827	—	22,179	—	—	22,179
Shares issued from restricted stock units vesting	9,080	—	—	—	—	—
Stock-based compensation expense	—	—	117,365	—	—	117,365
Shares issued in a business combination	111,305	6	1,202,422	—	—	1,202,428
Shares withheld related to net settlement of equity awards	(720)	—	(16,218)	—	—	(16,218)
Unrealized gain on investments	—	—	—	756	—	756
Foreign currency translation gain	—	—	—	34	—	34
Net loss	—	—	—	—	(192,649)	(192,649)
Balance as of January 31, 2019	268,819	13	2,711,340	(42)	(1,149,242)	1,562,069
Shares issued under employee stock plans	4,396	—	12,676	—	—	12,676
Shares issued from restricted stock units vesting	23,273	2	—	—	—	2
Shares issued under employee stock purchase plan	2,498	—	12,156	—	—	12,156
Stock-based compensation expense	—	—	220,354	—	—	220,354
Shares withheld related to net settlement of equity awards	(3,818)	—	(32,621)	—	—	(32,621)
Unrealized gain on investments	—	—	—	1,250	—	1,250
Foreign currency translation loss	—	—	—	(935)	—	(935)
Net loss	—	—	—	—	(336,582)	(336,582)
Balance as of January 31, 2020	295,168	15	2,923,905	273	(1,485,824)	1,438,369
Shares issued under employee stock plans	9,197	—	35,770	—	—	35,770
Shares issued from restricted stock units vesting	20,059	1	(1)	—	—	—
Shares issued under employee stock purchase plan	1,513	—	15,394	—	—	15,394
Repurchases of common stock	(30,011)	(1)	(340,065)	—	—	(340,066)
Stock-based compensation expense	—	—	188,935	—	—	188,935
Shares withheld related to net settlement of equity awards	(4,705)	—	(47,248)	—	—	(47,248)
Unrealized gain on investments	—	—	—	275	—	275
Foreign currency translation loss	—	—	—	32	—	32
Cumulative effect of accounting change	—	—	—	—	(797)	(797)
Net loss	—	—	—	—	(162,734)	(162,734)
Balance as of January 31, 2021	291,221	$15	$2,776,690	$580	$(1,649,355)	$1,127,930

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended January 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,734)	$(336,582)	$(192,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89,393	92,156	17,428
Non-cash lease expense	45,747	45,640	—
Impairment of real estate lease related assets	35,828	—	—
Stock-based compensation expense	188,935	220,354	117,365
Amortization of deferred contract costs	66,734	47,552	30,634
Other	9,395	(1,880)	(1,431)
Changes in assets and liabilities:
Accounts receivable	(65,061)	(8,956)	54,231
Prepaid expenses and other assets	12,151	(8,280)	14,606
Deferred contract costs	(60,916)	(68,575)	(39,665)
Accounts payable	(2,816)	(4,089)	3,795
Accrued compensation	(6,140)	5,570	(17,962)
Other accrued liabilities	1,187	109	5,413
Operating lease liabilities	(46,022)	(51,059)	—
Contract liabilities	50,141	31,214	42,508
Net cash provided by (used in) operating activities	155,822	(36,826)	34,273
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(472,715)	(494,252)	(462,737)
Proceeds from sale of marketable securities	120,329	86,739	56,702
Maturities of marketable securities	254,763	413,557	435,478
Cash used in business combinations, net of cash acquired	(12,358)	(4,500)	—
Cash acquired in a business combination	—	—	42,557
Capital expenditures	(10,053)	(7,203)	(10,041)
Net cash (used in) provided by investing activities	(120,034)	(5,659)	61,959
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of issuance costs	490,546	—	—
Repurchases of common stock	(340,065)	—	—
Taxes paid related to net share settlement of equity awards	(47,248)	(32,621)	(16,218)
Proceeds from employee stock plans	51,064	25,664	21,844
Net cash provided by (used in) financing activities	154,297	(6,957)	5,626
Effect of exchange rate changes on cash, cash equivalents and restricted cash	949	(1,607)	(1,118)
Net increase (decrease) in cash, cash equivalents and restricted cash	191,034	(51,049)	100,740
Cash, cash equivalents and restricted cash — Beginning of period	110,990	162,039	61,299
Cash, cash equivalents and restricted cash — End of period	$302,024	$110,990	$162,039

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Consolidated Statements of Cash Flows
(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$9,562	$7,760	$4,775
Purchases of property and equipment, accrued but not yet paid	$15	$45	$208
Fair value of common stock issued as consideration for a business combination	$—	$—	$1,154,230
Fair value of equity awards assumed in a business combination	$—	$—	$48,197
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,412	$7,392	$—

Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows:

	As of January 31,
	2021	2020	2019
Cash and cash equivalents	$298,672	$107,638	$158,672
Restricted cash included in Other assets	3,352	3,352	3,367
Total cash, cash equivalents and restricted cash	$302,024	$110,990	$162,039

See accompanying notes to consolidated financial statements.

CLOUDERA, INC.
Notes to Consolidated Financial Statements

1.    Summary of Business and Significant Accounting Policies
Description of Business
Cloudera, Inc. was incorporated in the state of Delaware on June 27, 2008 and is headquartered in Santa Clara, California. Cloudera is an enterprise data cloud company. We sell software subscriptions and public cloud services for the Cloudera Data Platform (CDP) solution-set and software subscriptions for our traditional on-premises data platforms. Subscriptions include software access rights and technical support. We also provide professional services for the implementation and use of our software subscriptions, machine learning expertise and consultation, training and education services. Our offerings are based predominantly on open source software, utilizing data stored natively in public cloud object stores as well as in various open source data stores. Unless the context requires otherwise, the words “we,” “us,” “our” and “Cloudera” refer to Cloudera, Inc. and its subsidiaries taken as a whole.
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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2021, for example, refers to the fiscal year ending January 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include the useful lives of property and equipment and intangible assets, allowance for credit losses, stock-based compensation expense, bonus attainment, self-insurance costs incurred, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the evaluation for impairment of goodwill, intangible assets and other long-lived assets including operating lease right-of-use assets, the estimated period of benefit for deferred contract costs, estimates related to our revenue recognition such as, the assessment of elements in a multi-element arrangement and the value assigned to each element, contingencies, and the incremental borrowing rate used in discounting our lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Reclassifications
In the fourth quarter of fiscal 2021, we combined deferred revenue and other contract liabilities, both current and non-current, into contract liabilities current and non-current for all periods presented on our Consolidated Balance Sheets. All contract liabilities represent an obligation to transfer product offerings for which we have received consideration, or for which an amount of consideration is due from the customer (e.g., subscription arrangements where consideration is paid annually in advance).
Certain other immaterial prior year amounts have been reclassified to conform to current year presentation in the Balance Sheets, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements.

Segments
We operate as two operating segments – subscription and services. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and assess performance.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is generally the local currency. The gains and losses resulting from translating our foreign subsidiaries’ financial statements into U.S. dollars have been reported in accumulated other comprehensive income on the consolidated balance sheet. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Equity is translated at the historical rates from the original transaction period. Revenue and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in other income (expense), net on the statement of operations.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Restricted cash represents cash on deposit with financial institutions in support of letters of credit outstanding in favor of certain landlords for office space.
Marketable Securities
We have investments in various marketable securities which are classified as available for sale. We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net on the statement of operations. Changes in market value considered to be temporary are recorded as unrealized gains or losses in other comprehensive income (loss). Realized gains and losses and credit losses on available-for-sale securities are included in other income (expense), net on the statement of operations. The cost of securities sold is based on the specific-identification method.
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
As of January 31, 2021, one customer represented more than 10% of accounts receivable. No single customer represented more than 10% of accounts receivable as of January 31, 2020. For the years ended January 31, 2021, 2020 and 2019, no single customer accounted for 10% or more of revenue.
Accounts Receivable and Allowance for Credit Losses
Our trade receivables are recorded at the invoice amount, net of an allowance for credit losses, which is not material. The allowance for credit losses reflects our best estimate of probable losses inherent in the receivable portfolio determined based on various factors including historical experience, credit quality of the customer, current economic conditions and management’s expectations of future economic conditions. Receivables are written-off and charged against the recorded allowance when we have exhausted collection efforts without success. As of January 31, 2021 and 2020, allowance for credit losses was $2.7 million and $0.8 million, respectively. The movements in the allowance for credit losses were not significant for any of the periods presented.
The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers. After performing our additional reviews, we determined that, while we may experience delays in our collections, the risk of credit loss on our trade receivables as of January 31, 2021 is not expected to materially differ from prior periods.

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
We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no significant impairment of property and equipment during the years ended January 31, 2021, 2020 or 2019.
Leases
At the inception of a contract, we determine whether the contract is or contains a lease. All leases with a term greater than one year are recognized on the balance sheet as operating lease right-of-use (ROU) assets and lease liabilities. We have elected the short-term leases practical expedient which allows any leases with a term of 12 months or less to be considered short-term and thus will not have a lease liability or ROU asset recognized on the balance sheet.
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
Additionally, we have unoccupied leased office space that we have either subleased, plan to sublease or plan to abandon. Any impairments to the ROU asset, leasehold improvements or other assets as a result of an unoccupied leased office space are recognized as an operating expense in the period the sublease is executed or in the case of a planned sublease or planned abandonment, upon the day of cease-use and determination that the lease related ROU asset, leasehold improvements or other assets are impaired. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded as an offset to operating expenses and recognized over the sublease life.

In the fourth quarter of fiscal year 2021, we recorded an impairment charge of $34.0 million for ROU assets and $1.8 million for related leasehold improvements and IT infrastructure, primarily related to certain office locations we determined will no longer be used. The impairment was determined by comparing the fair value of the impacted ROU asset, lease hold improvements and IT infrastructure to the carrying value of the assets as of the impairment measurement date, as required under Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment. There were no impairment charges recognized during the years ended January 31, 2020 and 2019. See Note 10 for additional discussion related to these impairment charges.
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
There were no impairments of goodwill or intangible assets during the years ended January 31, 2021, 2020 or 2019.
Derivative Contracts
We use derivative financial instruments as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These derivative contracts consist of foreign currency forward contracts and are not designated as hedging instruments under the applicable accounting guidance. Accordingly, they are carried at fair value as either assets or liabilities on our consolidated balance sheets. The changes in the fair value are included in other income (expense), net within our consolidated statements of operations and are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities.
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
Capitalized Software Costs
Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. There is generally no significant passage of time between achievement of technological feasibility and the availability of our software for general release, and the majority of our software is open source. Therefore, we have not capitalized any software costs through January 31, 2021. All software development costs have been charged to research and development expense in the consolidated statements of operations as incurred.

Comprehensive Loss
Comprehensive loss represents the net loss for the period plus the results of certain changes to stockholders’ equity that are not reflected in the consolidated statements of operations.
Revenue Recognition
We generate revenue from subscriptions and services. Subscription revenue relates to term (or time-based) subscription agreements for both open source and propriety software including support and, to a lesser extent, consumption-based revenue from our cloud offerings. Subscription arrangements are typically one to three years in length but may be up to seven years in limited cases. Arrangements with our customers typically do not include general right of returns. Services revenue relates to professional services for the implementation and use of our subscriptions, machine learning expertise and consultation, training and education services and related reimbursable travel costs.
We price our subscription offerings based on the number of servers in a cluster, or nodes, core or edge devices, data under management and/or the scope of support provided and/or on a consumption basis for our cloud-based solutions. Our consulting services are priced primarily on a time and materials basis, and to a lesser extent, a fixed fee basis, and training services are generally priced based on attendance.
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
Subscription revenue
We sell subscriptions and services for an integrated suite of data analytics and management products. Our subscription offerings are based predominantly on open source software including Spark, Impala, Hive, HBase, Kafka, Hadoop, and more. The open source software is available from the Apache Software Foundation (ASF) or available through an Affero General Public License (AGPL). Certain subscriptions also include licenses of proprietary software that provide additional features and functionality not included in the open source software.
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
As part of our support offered under a subscription, we stand ready to help customers resolve technical issues related to the installed platform. The subscriptions are designed to assist throughout a customer’s lifecycle from development to proof-of-concept, to quality assurance and testing, to production and development. Our subscriptions are generally offered under renewable, fixed fee contracts where payments are typically due annually in advance and may have a term of one year or multiple years. The contracts generally do not contain refund provisions for fees earned related to services performed. Unearned subscription revenue is included in contract liabilities. On occasion, we may sell engineering services and/or a premium subscription agreement that provides a customer with development input and the opportunity to work more closely with our developers.
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
Contract Assets
Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer when that right is conditional on something other than the passage of time (e.g., performance prior to invoicing on fixed fee service arrangements with substantive acceptance terms). We record unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as we have an unconditional right to invoice and receive payment in the future related to those fulfilled obligations. When we have unconditional rights to consideration, except for the passage of time, a receivable are recorded on the consolidated balance sheets. We do not typically include extended payment terms in our contracts with customers. As of January 31, 2021 and 2020, contract assets were $5.0 million and $4.6 million, respectively, which are included in prepaid expenses and other current assets.
Contract Liabilities
Contract liabilities represent an obligation to transfer product offerings for which we have received consideration, or for which an amount of consideration is due under our contracts with customers and is recognized as revenue as the revenue recognition criteria are met. Our contract balances are reported as net contract assets or liabilities on a contract-by-contract basis at the end of each reporting period.
Other Practical Expedients
We elected to apply a practical expedient related to significant financing components. The practical expedient states that the promised amount of consideration for the effects of a significant financing component is not adjusted if we expect, at contract inception, that the period between when we transfer a promised product offering to a customer and when the customer pays for that product offering will be one year or less.
Contract Costs
Contract costs, consisting primarily of sales commissions and payroll taxes, that are incremental to obtaining a subscription contract with a customer are capitalized and recorded as deferred costs. We expect to recover deferred contract costs over the period of benefit from the underlying contracts. The amortization period for recovery is consistent with the timing of transfer to the customer of services to which the capitalized costs relate. Contract costs that relate to an underlying transaction are expensed commensurate with the recognition of revenue as performance obligations are satisfied. Contract costs that are incurred in excess of those relating to an underlying transaction are not considered commensurate with recognition of revenue as performance obligations are satisfied and are amortized on a straight-line basis over the expected benefit period of five years. Commissions for services are treated as a separate class with a contract duration of less than a year and are expensed as incurred. Deferred contract costs were $84.2 million and $90.0 million as of January 31, 2021 and 2020, respectively. For the years ended January 31, 2021, 2020, and 2019, amortization expense for the deferred contract costs were $66.7 million, $47.6 million and $30.6 million, respectively, and there was no impairment loss in relation to the costs capitalized. We do not incur direct fulfillment-related costs of a nature required to be capitalized and amortized.
Cost of Revenue
Cost of revenue for subscriptions and services is expensed as incurred. Cost of revenue for subscriptions primarily consists of personnel costs such as salaries, bonuses, travel costs, and benefits and stock-based compensation for employees providing technical support for our subscription customers, allocated shared costs (including rent and information technology) and amortization of certain acquired intangible assets from business combinations. Cost of revenue for services primarily consists of personnel costs including salaries, bonuses, benefits and stock-based compensation for employees and fees to subcontractors associated with service contracts, travel costs and allocated shared costs (including rent and information technology).

Research and Development
Research and development costs are expensed as incurred and primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock-based compensation for employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $11.5 million, $15.4 million, and $6.9 million for the years ended January 31, 2021, 2020 and 2019, respectively.
Stock-Based Compensation
We recognize stock-based compensation expense for all stock-based payments over the requisite service period on a straight-line basis. Employee stock-based compensation cost is estimated at the grant date based on the fair value of the equity for financial reporting purposes. Stock-based compensation expense was recorded based on awards that were ultimately expected to vest, and such expense was reduced for forfeitures as they occurred.
We grant restricted stock units (RSUs) to our employees and members of our board of directors under our 2008 Equity Incentive Plan (2008 Plan) and our 2017 Equity Incentive Plan (2017 Plan). The fair value of RSUs is equal to our stock price at the close of market on the grant date. RSUs granted generally vest upon the satisfaction of a service-based vesting condition only, which is typically satisfied pro-rata over a period of three to four years.
We calculate the fair value of purchase rights granted under the Employee Stock Purchase Plan (ESPP) based on the Black-Scholes option-pricing model. The Black-Scholes model requires the use of various assumptions including expected term and expected stock price volatility. We estimate the expected term based on the offering period, which is six months. We estimate volatility based on historical realized volatility of our stock for the six months prior to issuance. The interest rate is derived from government bonds with a similar term. We have not declared nor do we expect to declare dividends. Therefore, there is no dividend impact on the valuation of ESPP purchase rights.
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
Recently Adopted Accounting Standards
We adopted the following accounting standards in the first quarter of fiscal 2021:
•Accounting Standards Update (ASU) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment;

•ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement; and
• ASU No. 2018-15, Intangibles-Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)
The adoption of the above listed accounting standards did not have a material impact on our consolidated financial statements for the year ended January 31, 2021.
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss model in place of the currently used incurred loss method. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. For trade receivables, loans, and other financial instruments, an entity will be required to use a forward-looking expected loss model to recognize credit losses that are probable. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted ASU 2016-13 using the modified retrospective approach as of February 1, 2020. As a result of the adoption, we recorded a $0.8 million adjustment to our beginning accumulated deficit balance to reflect the cumulative effect of the accounting change. The impact of the adoption was not material to our consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners and external market factors. We will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.
Recently Issued Accounting Standards
In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs (ASU 2020-08) to provide further clarification and update the previously issued guidance in ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20: Premium Amortization on Purchased Callable Debt Securities” (ASU 2017-08). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. ASU 2020-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. ASU 2020-08 is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2020 and to be applied prospectively. We will adopt this standard on February 1, 2021. We do not anticipate that ASU 2020-08 will have a material impact on our consolidated financial statements.
We continue to assess the potential impacts of the new standards, including the area described above, however, we do not know or cannot reasonably estimate quantitative information, beyond that discussed above, related to the impact of the new standard on the consolidated financial statements at this time.

2    Revenue from Contracts with Customers
Significant changes in contract liabilities during the periods ended January 31, 2021 and 2020 are as follows (in thousands):

February 1, 2019	$526,042
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(407,004)
Increases due to invoicing prior to satisfaction of performance obligations	435,674
January 31, 2020	554,712
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(465,351)
Increases due to invoicing prior to satisfaction of performance obligations	519,036
January 31, 2021	$608,397
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
During the year ended January 31, 2021, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material.
As of January 31, 2021, approximately $953.7 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $662.2 million over the next 12 months and approximately $291.5 million thereafter.

3.    Business Combination
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

4.    Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of January 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$186,127	$—	$—	$186,127
Certificates of deposit	4,000	—	—	4,000
Marketable securities:
U.S. agency obligations	68,972	76	(4)	69,044
Asset-backed securities	2,901	2	—	2,903
Corporate notes and obligations	210,321	1,215	(72)	211,464
Commercial paper	48,212	19	(6)	48,225
Municipal securities	40,031	213	(5)	40,239
Certificates of deposit	60,749	53	—	60,802
U.S. treasury securities	38,291	34	—	38,325
Total cash equivalents and marketable securities	$659,604	$1,612	$(87)	$661,129

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$34,596	$—	$—	$34,596
Marketable securities:
Asset-backed securities	68,194	235	—	68,429
Corporate notes and obligations	199,226	891	—	200,117
Commercial paper	46,460	7	—	46,467
Municipal securities	20,865	65	—	20,930
Certificates of deposit	14,996	19	—	15,015
U.S. treasury securities	24,563	33	—	24,596
Total cash equivalents and marketable securities	$408,900	$1,250	$—	$410,150

Maturities of our noncurrent marketable securities generally range from one year to three years at both January 31, 2021 and 2020.

The contractual maturities of cash equivalents and marketable securities were as follows (in thousands):

	January 31, 2021		January 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$487,201	$487,848	$273,582	$274,058
Due after one year through five years	172,403	173,281	135,318	136,092
Total cash equivalents and marketable securities	$659,604	$661,129	$408,900	$410,150

The unrealized loss for each of these fixed rate marketable securities was not material as of January 31, 2021 and 2020. The unrealized losses on these investments were primarily due to changes in market interest rates. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value. We determined that no credit losses related to our marketable securities was required for the year ended January 31, 2021, 2020 and 2019.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the consolidated statement of operations and were not material for the years ended January 31, 2021, 2020 and 2019.
Reclassification adjustments out of accumulated other comprehensive loss into net loss were not material for the years ended January 31, 2021 and 2020.

5.    Fair Value Measurement
Our financial assets and liabilities consist principally of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. We measure and record certain financial assets and liabilities at fair value on a recurring basis. The estimated fair value of accounts receivable and accounts payable approximates their carrying value due to their short-term nature. Cash equivalents and marketable securities are recorded at estimated fair value.
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
Assets Measured at Fair Value on a Recurring Basis
The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of January 31, 2021 (in thousands):

	Level 1	Level 2	Total
Financial assets:
Money market funds	$186,127	$—	$186,127
U.S. agency obligations	—	69,044	69,044
Asset-backed securities	—	2,903	2,903
Corporate notes and obligations	—	211,464	211,464
Commercial paper	—	48,225	48,225
Municipal securities	—	40,239	40,239
Certificates of deposit	—	64,802	64,802
U.S. treasury securities	—	38,325	38,325
Total financial assets	$186,127	$475,002	$661,129
The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of January 31, 2020 (in thousands):

	Level 1	Level 2	Total
Financial assets:
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
Our foreign currency forward contract liabilities and assets are classified within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, including currency spot and forward rates. The fair value of these contracts were not material as of January 31, 2021.
We have no Level 1 or 3 liabilities and no Level 3 assets measured on a recurring basis.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain of our long-lived assets, including intangible assets, goodwill, and ROU assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. In the fourth quarter of fiscal year 2021, we recorded impairment charges of $35.8 million on lease related ROU assets and other long-lived assets primarily related to certain office leases that we determined will no longer be used. The impairment was derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 10 for additional discussion related to these impairment charges. There were no impairment charges recognized during the years ended January 31, 2020 and 2019.

6.     Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill (in thousands):

Balance at January 31, 2019	$586,456
Other (1)	3,905
Balance at January 31, 2020	590,361
Eventador acquisition	8,930
Balance at January 31, 2021	$599,291
(1) Other consists of certain purchase accounting adjustments related to our merger with Hortonworks in January 2019 and to an immaterial business combination.
Intangible Assets
Intangible assets consisted of the following as of January 31, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$22,770	$(14,814)	$7,956	3.3
Customer relationships and other acquired intangible assets	671,947	(147,273)	524,674	7.9
Unbilled contracts	18,300	(18,300)	—	—
Total	$713,017	$(180,387)	$532,630	7.8

Intangible assets consisted of the following as of January 31, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$17,570	$(11,321)	$6,249	2.0
Customer relationships and other acquired intangible assets	671,447	(80,847)	590,600	8.9
Unbilled contracts	18,300	(9,913)	8,387	0.9
Total	$707,317	$(102,081)	$605,236	8.7
Amortization expense for intangible assets was $78.3 million, $80.0 million and $9.1 million during the years ended January 31, 2021, 2020 and 2019, respectively. The significant increase in fiscal 2020 relates to the amortization of intangible assets recognized as part of our merger with Hortonworks in January 2019.

The expected future amortization expense of these intangible assets as of January 31, 2021 is as follows (in thousands):

2022	$70,239
2023	67,887
2024	67,376
2025	67,286
2026	66,875
2027 and thereafter	192,967
Total amortization expense	$532,630

7.     Derivative Contracts
We generate revenues and incur expenses in numerous currencies and are exposed to foreign currency risk. To mitigate the impact of changes in foreign currency rates, we execute foreign currency forward contracts to offset the gains and losses on foreign currency denominated monetary assets and liabilities. The duration of our foreign currency forward contracts is less than 12 months. We do not enter into any derivatives for trading or speculative purposes.
During the year ended January 31, 2021, we recorded a loss of $1.0 million in other income (expense), net within our consolidated statements of operations and is reported as part of other adjustments to reconcile net loss to net cash provided by operating activities in the consolidated statements of cash flows. As of January 31, 2021, we had outstanding foreign currency forward contracts not designated as hedges with a total notional value of $18.7 million.

8 .    Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	As of January 31,
	2021	2020
Computer equipment and software	$24,974	$22,489
Office furniture and equipment	13,352	12,672
Leasehold improvements	24,719	24,236
Property and equipment, gross	63,045	59,397
Less: accumulated depreciation and amortization	(44,980)	(37,409)
Property and equipment, net	$18,065	$21,988
Depreciation expense was $11.1 million, $12.1 million and $8.3 million for the years ended January 31, 2021, 2020 and 2019, respectively.

Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of January 31,
	2021	2020
Accrued salaries, benefits and commissions	$22,538	$27,067
Accrued compensation-related taxes	10,834	15,205
Accrued bonuses	14,956	13,409
Employee stock purchase plan withholdings	2,634	2,732
Other (1)	5,681	3,413
Total accrued compensation	$56,643	$61,826
(1) Other consists primarily of amounts owed for severance-related benefits.
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of January 31,
	2021	2020
Accrued professional costs	$3,790	$6,182
Current portion of debt	3,610	—
Accrued taxes	5,596	5,164
Accrued self-insurance costs	4,720	1,743
Acquisition related holdback payments (1)	3,368	—
Other (2)	9,112	9,208
Total other accrued liabilities	$30,196	$22,297
(1) Business combination related payments held by Cloudera for indemnification purposes.
(2) Other relates primarily to amounts owed to third-party vendors that provide marketing, cloud-computing services and travel costs.

9. Debt
On December 22, 2020, we entered into a senior secured credit agreement (the “Credit Agreement”). The Credit Agreement provides for a seven-year senior secured institutional term loan "B" for an aggregate principal amount of $500.0 million (the "Term Loan"). The Term Loan amortizes at a per annum rate equal to 1.0% payable quarterly, with the balance payable at maturity on December 22, 2027. The proceeds of the Term Loan will be used for general corporate purposes, including to fund repurchases of our common stock and to pay transaction costs and expenses in connection therewith.
At our option, the Term Loan will bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.50% or a Base Rate plus 1.50%, both subject to a 3.25% floor. As of January 31, 2021, the Term Loan is bearing interest at a per annum rate of 3.25%. During the year ended January 31, 2021, we recognized interest expense of $1.7 million.
The Credit Agreement contains usual and customary representations and warranties, optional and mandatory prepayment provisions, and affirmative and negative covenants, including limitations on liens, investments, restricted payments, additional indebtedness, transactions with affiliates and asset sales and mergers. The Credit Agreement does not contain any financial covenants. Our obligations under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, inaccuracy of representations and warranties, violation of covenants, cross default and cross acceleration to material third party indebtedness, voluntary and involuntary bankruptcy or insolvency proceedings, inability to pay debts as they become due, material judgments, ERISA events, actual or asserted invalidity of security documents or guarantees and change in control.

We incurred debt discount and issuance costs of approximately $9.5 million in connection with obtaining our Term Loan. These debt discount and issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the contractual term of the arrangement. Amortization of debt discount and issuance costs during the year ended January 31, 2021 was immaterial.
As of January 31, 2021, the Term Loan had a carrying value of $490.7 million, of which $3.6 million is classified as current and recorded in other accrued liabilities and $487.1 million is classified as non-current on the consolidated balance sheet.
As of January 31, 2021, the expected future principal payments under the Term Loan are due as follows (in thousands):

2022	$5,000
2023	5,000
2024	5,000
2025	5,000
2026	5,000
2027 and thereafter	475,000
Total	$500,000

10. Leases
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
Components of lease expense are summarized as follows (in thousands):

	Years Ended January 31,
	2021	2020
Operating lease cost	$45,747	$45,640
Short-term lease cost	1,782	2,276
Sublease income	(14,730)	(15,730)
Net lease cost (1)	$32,799	$32,186
(1) Amount excludes ROU asset impairment charge of $35.8 million, as discussed below.

Lease term and discount rate information are summarized as follows:

	As of January 31,
	2021	2020
Weighted Average Remaining Lease Term (years)	6.1	6.8
Weighted Average Discount Rate	5.9%	6.0%
Maturities of lease liabilities as of January 31, 2021 are as follows (in thousands):

Minimum Lease Payments, Gross
2022	$28,355
2023	37,811
2024	37,846
2025	36,997
2026	33,317
2027 and thereafter	55,243
Total lease payments	$229,569
Less imputed interest	(40,699)
Present value of lease liabilities	$188,870
We expect to receive $14.5 million of sublease rental proceeds over the next two years as of January 31, 2021.
In the fourth quarter of fiscal year 2021, as a result and in consideration of the changing nature of our use of office space for our workforce and the impacts of the COVID-19 pandemic, we evaluated our existing real estate lease portfolio. This evaluation included the decision to abandon a leased office space and the establishment of a formal plan to cease-use and sublease certain other leased office spaces that we no longer utilize. In connection with this evaluation, we reviewed certain of our lease right-of-use assets and related other long-lived assets for impairment under ASC 360.
As a result of the evaluation, we recognized an impairment loss during the fourth quarter of fiscal year 2021 of $35.8 million, which is included in general and administrative expenses in the accompanying statement of operations for the year ended January 31, 2021. The impairment loss recorded includes $34.0 million related to lease right-of-use assets and $1.8 million related to other long-lived assets namely leasehold improvements and IT infrastructure.
The fair values for the asset groups relating to the impaired long-lived assets were estimated primarily using discounted cash flow models (income approach) with Level 3 inputs. The significant assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods and discount rates that reflect the level of risk associated with receiving future cash flows.

11.    Commitments and Contingencies
Letters of Credit
As of January 31, 2021 and 2020, we had a total of $19.4 million and $19.9 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.

Legal Proceedings
On June 7, 2019, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Christie v. Cloudera, Inc., et al., Case No. 5:19-cv-3221-LHK. The complaint named as defendants Cloudera, its former Chief Executive Officer, its Chief Financial Officer and a former officer and director, asserting alleged class claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) and SEC Rule 10b-5. Two substantially similar class action complaints, entitled Zarantonello v. Cloudera, Inc., et al., Case No. 5:19-cv-4007-LHK, and Dvornic v. Cloudera, Inc., et al., Case No. 5:19-cv-4310-LHK, were subsequently filed against the same defendants in the same court on July 12, 2019 and July 26, 2019, respectively. The suits have been consolidated under the name, In re Cloudera, Inc. Securities Litigation, Case No. 5:19-cv-3221-LHK. The court subsequently appointed lead plaintiffs and lead counsel, and a consolidated complaint was filed on February 14, 2020. On March 18, 2020, the court vacated its prior order appointing lead plaintiffs and lead counsel and reopened the lead plaintiff process. On July 27, 2020, the court appointed new lead plaintiffs and lead counsel. On September 22, 2020, lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserts claims against Cloudera and four individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, based on allegedly false and misleading statements between April 28, 2017 and June 5, 2019. The consolidated amended complaint also asserts claims against Cloudera, Intel Corporation, and fourteen current and former officers and directors under the Securities Act of 1933, on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks, and alleges that the registration statement contained untrue statements of material fact and omitted material facts. On October 16, 2020, two additional plaintiffs filed a motion to intervene seeking permission to file an additional class action complaint alleging claims under the Securities Act of 1933. The court has not yet ruled on that motion. On October 27, 2020, defendants filed motions to dismiss the consolidated amended complaint. A hearing on the motions to dismiss is currently scheduled for April 1, 2021. Cloudera believes that the allegations in the lawsuits are without merit.
On June 7, 2019, a purported class action complaint was filed in the Superior Court of California, County of Santa Clara, entitled Lazard v. Cloudera, Inc., et al., Case No. 19CV348674. The complaint named as defendants Cloudera, thirteen individuals who are current or former directors or officers of Cloudera, and Intel Corporation. Two substantially similar suits, entitled Franchi v. Cloudera, Inc., et al., Case No. 19CV348790, and Cannizzo v. Cloudera, Inc., et al., Case No. 19CV348974, were subsequently filed in the same court on June 11, 2019 and June 14, 2019, respectively. The suits have been consolidated under the name In re Cloudera, Inc. Securities Litigation, Lead Case No. 19CV348674 and the consolidated amended complaint purports to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks. The consolidated amended complaint alleges that the registration statement contained untrue statements of material fact and omitted material facts. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. On July 1, 2020, the court overruled Cloudera's demurrer to the consolidated amended complaint. On August 18, 2020, a purported shareholder class action captioned Stahl v. Cloudera, Inc., et al., Case No. 20CV369480 was filed in the Superior Court of California, County of Santa Clara, and was subsequently consolidated into the lead case. On November 5, 2020, the court entered a stipulated order certifying a class consisting of all persons who acquired Cloudera common stock in exchange for Hortonworks securities pursuant to the registration statement and prospectus issued in connection with Cloudera’s January 2019 merger and acquisition of Hortonworks. A further case management conference is currently scheduled for June 9, 2021. Cloudera believes that the allegations in the lawsuits are without merit.

On July 30, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Lee, et al. v. Cole, et al., Case No. 1:19-cv-01422-LPS. The complaint names as defendants eleven individuals who are current or former directors or officers of Cloudera, names Cloudera as a nominal defendant, and purports to assert claims on Cloudera’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, and alleged violation of Sections 10(b) and 20(a) of the Exchange Act. On September 5, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Slattery v. Reilly, et al., Case No. 1:19-cv-01662-LPS. The complaint names as defendants thirteen individuals who are current or former directors or officers of Cloudera, names Cloudera as a nominal defendant, and purports to assert claims on Cloudera’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, and alleged violations of Section 10(b), 14 and 20(a) of the Exchange Act. On October 16, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware, entitled Frentzel v. Bearden, et al., Case No. 1:19-cv-01962-LPS. The complaint names as defendants thirteen individuals who are current or former directors or officers of Cloudera, and names Cloudera as a nominal defendant. The complaint purports to assert claims on Cloudera’s behalf against the individual defendants for breach of fiduciary duty, alleged violations of Section 14 of the Exchange Act, insider selling and misappropriation of information. All three derivative actions are based on allegations that are substantially similar to those in the class actions filed in the United States District Court for the Northern District of California, described above. All three derivative actions seek, among other things, an award of damages on behalf of Cloudera, corporate governance reforms and attorneys’ fees and costs. The Slattery and Frentzel actions additionally seek disgorgement on behalf of Cloudera. The suits have been consolidated under the name, In re Cloudera, Inc. Stockholder Derivative Litigation, Case No. 1:19-cv-01422-LPS. A consolidated amended complaint has not yet been filed and the case is currently stayed.

On September 3, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California, entitled Chen v. Reilly, et al., Case No. 5:19-cv-05536-LHK. That complaint names as defendants thirteen individuals who are current or former directors or officers of Cloudera, names Cloudera as a nominal defendant, and purports to assert claims on Cloudera’s behalf against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and alleged violation of Section 14(a) of the Exchange Act. On September 10, 2019, a purported shareholder derivative complaint that is substantially similar to the Chen action and is brought against the same defendants, was filed in the United States District Court for the Northern District of California, entitled Fu v. Reilly, et al., Case No. 5:19-cv-05705-LHK. Both derivative actions are based on allegations that are substantially similar to those in the class actions filed in the United States District Court for the Northern District of California, described above. Both derivative actions seek, among other things, an award of damages on behalf of Cloudera, corporate governance reforms and attorneys’ fees and costs. The suits have been consolidated under the name, In re Cloudera, Inc. Derivative Litigation, Case No. 5:19-cv-05536-LHK. A consolidated amended complaint has not yet been filed, and the case is currently stayed.

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

12.     Common Stock Repurchases
On March 3, 2020, our board of directors authorized a share repurchase program of up to $100 million of our outstanding shares of common stock. Under this share repurchase program, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share during the year ended January 31, 2021. On December 2, 2020, our board of directors authorized another share repurchase program of up to $500 million of our outstanding shares of common stock. Under this share repurchase program, we used $314.1 million to repurchase 26.1 million shares of common stock from Intel Corporation at an average repurchase price of $12.05 per share during the year ended January 31, 2021. There were approximately $259.9 million of authorized funds remaining under both share repurchase programs as of January 31, 2021.
Under both share repurchase programs, shares may be repurchased through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of any repurchases will be at the discretion of our management based on their evaluation of our capital needs, market conditions, applicable legal requirements and other factors. The programs do not have an expiration date and may be suspended or discontinued at any time and do not obligate us to purchase any shares.

13.    Stock-Based Compensation
We maintain two stock-based compensation plans: the 2017 Equity Incentive Plan (2017 Plan), and the 2008 Equity Incentive Plan (2008 Plan), collectively referred to as the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
When we adopted the 2017 Plan in March 2017, we reserved 30,000,000 shares of our common stock for issuance, plus an additional number of shares of common stock equal to any shares reserved but not issued or subject to outstanding awards under our 2008 Plan on the effective date of our 2017 Plan, plus, on and after the effective date of our 2017 Plan, (i) shares that are subject to outstanding awards under the 2008 Plan which cease to be subject to such awards, (ii) shares issued under the 2008 Plan which are forfeited or repurchased at their original issue price, and (iii) shares subject to awards under the 2008 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award. The number of shares reserved for issuance under our 2017 Plan will increase automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2021, 14,561,036 additional shares were authorized for issuance by the board of directors. As of January 31, 2021, there were 13,720,801 shares of common stock reserved and available for future issuance under the Stock Plans.
As a result of the Hortonworks merger in January 2019, the total fair value of the stock-based awards assumed was $63.5 million, which was recognized as stock-based compensation expense over a weighted-average period of 1.5 years from the acquisition date. Additionally, we recognized $13.1 million of stock-based compensation expense during the year ended January 31, 2019 due to the acceleration and modification of certain employee awards assumed as part of the Hortonworks merger.
During the years ended January 31, 2021 and 2020, we incurred approximately $6.6 million and $20.9 million, respectively, of additional stock-based compensation expense related to the acceleration and modification of stock awards held by certain former employees and former board members.
Stock Options
Stock options granted generally have a maximum term of ten years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of three to four years, with 25% vesting after one year and then ratably on a monthly basis for the remaining two to three years.
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2020	13,530	$5.96	2.1	$70,057
Exercised	(9,197)	3.89	—	—
Canceled	(950)	14.22	—	—
Balance — January 31, 2021	3,383	$9.27	3.0	$21,982
Exercisable— January 31, 2021	3,382	$9.27	3.0	$21,982
Vested and Expected to Vest — January 31, 2021	3,383	$9.27	3.0	$21,982

The total intrinsic value of options exercised during the years ended January 31, 2021, 2020 and 2019 was $75.8 million, $26.2 million and $31.2 million, respectively. The intrinsic value is the difference between the current fair market value of the stock for accounting purposes at the time of exercise and the exercise price of the stock option.

The total grant-date fair value of stock options vested during the years ended January 31, 2021, 2020 and 2019 was $0.4 million, $1.6 million and $27.9 million, respectively. There were no options granted during the year ended January 31, 2021 and 2020. The weighted-average grant-date fair value of employee options granted during the years ended January 31, 2019 was $4.58 per share.
The fair value of each stock option grant was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended January 31, 2019
Volatility	45.0%
Risk-free interest rate	2.5%
Expected term (in years)	5.0 years
Expected dividends	—%
The unamortized stock-based compensation expense for stock options was immaterial at January 31, 2021.
Restricted Stock Units
We issue RSUs to employees and directors under the Stock Plans. RSUs vest upon the satisfaction of a service-based vesting condition only. The service-based condition for the majority of these awards is generally satisfied pro-rata over three-to-four years. For new employee grants, the RSUs generally meet the service-based condition over a four-year period, with 25% met after one year and then ratably on a quarterly basis for the remaining three years. For continuing employee grants, the RSUs generally meet the service-based condition pro-rata quarterly over a period of three years.
The following table summarizes RSU activity and related information under the Stock Plans:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance —January 31, 2020	38,584	$10.85
Granted	23,097	11.98
Canceled	(6,858)	11.38
Vested	(20,059)	10.14
Balance —January 31, 2021	34,764	$11.91

The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2021, 2020 and 2019 was $11.98, $8.96, and $12.08 per share, respectively. The total fair value of RSUs vested during the years ended January 31, 2021, 2020 and 2019 was $216.1 million, $218.3 million, and $128.7 million, respectively.
The unamortized stock-based compensation expense for RSUs was $381.9 million as of January 31, 2021 and will be recognized over the average remaining vesting period of 2.3 years.
In February 2021, our Compensation Committee authorized the granting of RSUs and performance-based restricted stock units (PRSUs) to certain executives under the 2017 Plan. See Note 18 for further details.
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
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2021, 2,912,207 additional shares were authorized for issuance by the board of directors. As of January 31, 2021, the total number of shares available for grant under the ESPP was 4,344,158 shares.
As of January 31, 2021, $2.6 million was withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation in our consolidated balance sheets. See Note 8 for additional information.
The fair value of each ESPP grant was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended January 31,
	2021	2020	2019
Volatility	66.8%	31.9%	38.8%
Risk-free interest rate	0.1%	1.9%	2.4%
Expected term (in years)	0.5 years	0.5 years	0.5 years
Expected dividends	—%	—%	—%

14.  Income Taxes
The domestic and foreign components of loss before provision for income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2021	2020	2019
Domestic	$(168,327)	$(340,542)	$(191,479)
Foreign	12,939	12,660	4,248
Net loss before provision for income taxes	$(155,388)	$(327,882)	$(187,231)

The components of provision for income taxes are as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	(16)	(18)	(106)
Foreign	(9,179)	(8,766)	(5,371)
Total	(9,195)	(8,784)	(5,477)
Deferred:
Federal	302	—	—
State	—	—	—
Foreign	1,547	84	59
Total	1,849	84	59
Total provision for income taxes	$(7,346)	$(8,700)	$(5,418)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
U.S. federal statutory income tax	$32,631	$68,856	$39,318
Research tax credits	5,066	6,120	10,044
Stock-based compensation	11,486	(6,395)	(3,004)
Change in U.S. tax status of foreign entities (1)	1,646	(72,449)	—
Change in valuation allowance	(50,529)	8,566	(42,450)
Foreign tax rate differential	(5,507)	(6,384)	(4,945)
Legal expenses	—	—	(4,000)
Global intangible low-taxed income	—	(3,668)	—
Non-deductible compensation	(2,305)	(1,150)	—
Other	166	(2,196)	(381)
Provision for income taxes	$(7,346)	$(8,700)	$(5,418)
(1) The change in U.S. tax status of foreign entities pertains to changes we made to our corporate entity operating structure, primarily as it pertains to transferring certain acquired intellectual property to the U.S. in fiscal 2020. As a result, certain foreign entities became disregarded for U.S. tax purposes. This change required the remeasurement of certain deferred taxes at tax rates different to those outside of the U.S. and the establishment of new deferred taxes for the disregarded entities, resulting in a one-time increase in our effective tax rate. Any tax provision impact was fully offset by a valuation allowance.

The deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$13,079	$7,948
Deferred revenue	20,967	28,621
Net operating loss carryforwards	479,157	475,390
Research and development credits and other credits	84,278	75,168
Stock-based compensation	8,626	18,428
ROU assets/lease liability	49,406	53,048
Capitalized research and development	52,532	10,351
Gross deferred tax assets	708,045	668,954
Less valuation allowance	(525,381)	(459,649)
Total deferred tax assets, net of valuation allowance	182,664	209,305
Deferred tax liabilities:
Depreciation and amortization	(124,773)	(139,176)
ROU assets/lease liability	(35,157)	(48,085)
Deferred costs	(20,741)	(21,609)
Gross deferred tax liabilities	(180,671)	(208,870)
Net deferred tax assets	$1,993	$435

Undistributed earnings of our foreign subsidiaries at January 31, 2021 are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (GILTI) regimes as enacted by the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act), those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. However, we could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which we could be subject to are not material to the accompanying financial statements.
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
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a valuation allowance to offset deferred tax assets at January 31, 2021 and 2020 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended January 31, 2021 and 2020 was an increase of approximately $65.7 million and $5.4 million, respectively.
At January 31, 2021, we have federal, California and other state net operating loss carryforwards of approximately $1.9 billion, $522.1 million and $708.3 million, respectively, expiring beginning fiscal 2028, for federal and California purposes and fiscal 2021 for other states’ purposes.
At January 31, 2021, we have federal and state research credit carryforwards of approximately $63.1 million and $53.1 million, respectively, expiring beginning in fiscal 2029 for federal purposes. The state credits can be carried forward indefinitely.

Federal and state tax laws may impose substantial restrictions on the utilization of the net operating loss and credit carryforward attributes in the event of an ownership change as defined in Section 382 and Section 383 of the Internal Revenue Code. Accordingly, our ability to utilize these carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of our net operating loss and credit carryforwards before they are utilized. We have performed an analysis through October 31, 2019 to determine whether an ownership change has occurred since inception. The analysis identified several historical ownership changes; however, the limitations did not result in a material restriction on the use of our carryforwards. In the event we experience any subsequent changes in ownership, the availability of our carryforwards in any taxable year could change.
For benefits to be recorded, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

The following table reflects the changes in the gross unrecognized tax benefits (in thousands):

	Years Ended January 31,
	2021	2020	2019
Balance as of beginning of year	$24,400	$18,600	$11,700
Tax positions taken in prior period:
Gross increases	—	600	—
Tax positions taken in current period:
Gross decreases	—	—	(1,000)
Gross increases(1)	3,400	5,200	7,900
Balance as of end of year	$27,800	$24,400	$18,600
(1) Includes $7.4 million from the Hortonworks merger for fiscal year 2019.
As of January 31, 2021, the total amount of gross unrecognized tax benefits was $27.8 million, of which $2.2 million, if recognized, would impact our effective tax rate. We do not believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
We recognize interest and penalties related to income tax matters in the provision for income taxes. As of January 31, 2021, we had no accrued interest and penalties related to uncertain tax positions. We are subject to taxes in the United States and other foreign jurisdictions. In the normal course of business, we are subject to examination by various federal, state and local taxing authorities. We are not currently under audit by the Internal Revenue Service or any other tax authority. All tax years remain open to examination by major taxing jurisdictions in which we file returns.
In June 2019, the Ninth Circuit Court of Appeals issued a new opinion in the case of Altera Corp. v. Commissioner, which upheld Department of Treasury regulations which require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. In February 2020, Altera Corp. filed a petition to appeal the decision with the Supreme Court of the United States. In June 2020, the Supreme Court denied the petition. We have reviewed this decision and determined no adjustment is required to our consolidated financial statements as a result of this development.

15.  Related Party Transactions
Certain members of our board of directors currently serve on the board of directors or as an executive of certain companies that are our customers. The aggregate revenue we recognized from these customers was $8.5 million, $16.2 million and $21.2 million for the years ended January 31, 2021, 2020 and 2019, respectively. There was $2.2 million and $1.2 million in accounts receivable due from these customers as of January 31, 2021 and 2020, respectively.
16.  Segment Information
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
Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Segment contribution margin includes segment revenue less the related cost of sales excluding certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, amortization of certain acquired intangible assets, impairment of real estate lease related assets, direct sales and marketing costs, research and development costs, corporate general and administrative costs, such as legal and accounting, interest income, interest expense, and other income and expense.
Financial information for each reportable segment was as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
Revenue:
Subscription	$782,769	$667,826	$406,333
Services	86,489	126,365	73,608
Total revenue	$869,258	$794,191	$479,941

	Years Ended January 31,
	2021	2020	2019
Contribution margin:
Subscription	$701,938	$577,899	$356,214
Services	17,044	29,211	12,315
Total segment contribution margin	$718,982	$607,110	$368,529

The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
Segment contribution margin	$718,982	$607,110	$368,529
Amortization of acquired intangible assets	(78,306)	(80,024)	(9,129)
Stock-based compensation expense	(188,935)	(220,354)	(117,365)
Impairment of real estate lease related assets	(35,828)	—	—
Corporate costs, such as research and development, corporate general and administrative and other	(572,178)	(646,486)	(435,799)
Loss from operations	$(156,265)	$(339,754)	$(193,764)

Sales outside of the United States represented approximately 40%, 38% and 34% of our total revenue for the years ended January 31, 2021, 2020 and 2019, respectively. No individual foreign country represented more than 10% of revenue in any period presented. All revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of January 31, 2021 and 2020, property and equipment, net located outside of the United States represented approximately 31% and 22% of total property and equipment, net, respectively.

17.  Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Years Ended January 31,
	2021	2020	2019
Numerator:
Net loss	$(162,734)	$(336,582)	$(192,649)
Denominator:
Weighted-average shares used in computing net loss, basic and diluted	302,522	280,772	159,816
Net loss per share, basic and diluted	$(0.54)	$(1.20)	$(1.21)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive (in thousands):

	As of January 31,
	2021	2020	2019
Stock options to purchase common stock	3,383	13,530	19,118
Restricted stock awards	34,764	38,584	35,058
Shares issuable pursuant to the ESPP	787	969	724
Total	38,934	53,083	54,900

18.    Subsequent Event
In February 2021, our Compensation Committee authorized the granting of RSUs representing an aggregate of 2,236,242 shares of common stock, and PRSUs representing an aggregate of 2,236,242 shares of common stock, to certain executive officers under the 2017 Plan. One twelfth of the RSUs shall vest and be settled on each quarterly anniversary date following the vesting commencement date. The PRSUs will vest based on Cloudera's achievement of certain performance goals during the performance period commencing on February 1, 2021 and ending on January 31, 2024. Upon achievement of performance goals, up to 1/6th of the PRSUs shall vest each half fiscal year subject to the executive’s continued service to Cloudera on the last day of the applicable half fiscal year. The number of PRSUs that will ultimately vest and be converted into shares of common stock will depend on Cloudera’s: (i) EBITDA excluding stock-based compensation; and (ii) Revenue.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2021. Management reviewed the results of its assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.
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

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2021 and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2021 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2021 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2021 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2021 and is incorporated herein by reference.
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
(c) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01*	Restated Certificate of Incorporation of the Registrant	10-Q	001-38069	3.01	6/9/2017
3.02*	Amended and Restated Bylaws of the Registrant	8-K	001-38069	3.01	3/26/2020
4.01*	Form of Registrant’s Common Stock Certificate	S-1	333-217071	4.01	3/31/2017
4.02*	Amended and Restated Investor Rights Agreement, dated as of March 28, 2017, by and among the Registrant and certain investors of the Registrant	S-1	333-217071	4.02	3/31/2017
4.03*	Voting and Standstill Agreement, dated as of March 28, 2017, by and between the Registrant and Intel Corporation	S-1	333-217071	4.03	3/31/2017
4.04*	Confidentiality Agreement, dated as of March 21, 2014, by and between the Registrant and Intel Corporation	S-1	333-217071	4.04	3/31/2017
4.05*	Voting and Standstill Agreement, dated as of August 12, 2019, by and among the Registrant, Mr. Carl C. Icahn, Icahn Enterprises, L.P. and their certain affiliates	8-K	001-38069	10.01	8/12/2019
4.06	Description of the Registrant's securities	10-K	001-38069	4.06	3/27/2020
10.01*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1	333-217071	10.01	3/31/2017
10.02*	2008 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-217071	10.02	3/31/2017
10.03*	2017 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-217071	10.03	4/10/2017
10.04*	2017 Employee Stock Purchase Plan and forms thereunder	S-1/A	333-217071	10.04	4/10/2017
10.05*	Offer Letter between Thomas J. Reilly and the Registrant, dated May 22, 2013	S-1	333-217071	10.05	3/31/2017
10.06*	Employment Agreement between Jim Frankola and the Registrant, dated September 10, 2012	S-1	333-217071	10.06	3/31/2017
10.07*†	Lease between 495 Java Drive Associates, L.P. and the Registrant, dated as of April 18, 2013	S-1	333-217071	10.08	3/31/2017
10.08*†	Lease between 395 Page Mill LLC and the Registrant, dated as of September 6, 2016	S-1	333-217071	10.09	3/31/2017
10.09*	Sublease between Rubrik, Inc. and the Registrant, dated as of February 8, 2017	S-1	333-217071	10.11	3/31/2017

10.10*	Amended and Restated Collaboration and Optimization Agreement, dated as of March 28, 2017, by and between the Registrant and Intel Corporation	S-1	333-217071	10.12	3/31/2017
10.11*†	Enterprise Subscription Agreement, dated as of April 25, 2014, by and between the Registrant and Intel Corporation	S-1	333-217071	10.13	3/31/2017
10.12*	Gazzang, Inc. Amended and Restated 2008 Stock Purchase and Option Plan	S-8	333-217522	4.07	4/28/2017
10.13*	Cloudera Inc. Bonus Plan - Executive Officers and Leadership Team (as amended March 24, 2020)	8-K	001-38069	10.01	3/26/2020
10.14*†	Amendment 1 to the Enterprise Subscription Agreement, dated as of October 31, 2017, by and between the Registrant and Intel Corporation	10-K	001-38069	10.17	4/4/2018
10.15*†	Amendment 2 to the Enterprise Subscription Agreement, dated as of November 17, 2017, by and between the Registrant and Intel Corporation	10-K	001-38069	10.18	4/4/2018
10.16*†	Amendment No. 2 to Collaboration and Optimization Agreement, dated as of February 1, 2018, by and between the Registrant and Intel Corporation	10-K	001-38069	10.19	4/4/2018
10.17*	Amendment 3 to the Enterprise Subscription Agreement, dated as of March 30, 2018 by and between the Registrant and Intel Corporation	10-K	001-38069	10.20	4/4/2018
10.18*	Form of the Registrant’s Severance and Change in Control Agreement	10-K	001-38069	10.21	4/4/2018
10.19*	Offer Letter between Arun Murthy and the Registrant, dated December 31, 2018	10-K	001-38069	10.24	3/29/2019
10.20*	Severance and Change in Control Agreement between Arun Murthy and the Registrant, dated December 31, 2018	10-K	001-38069	10.25	3/29/2019
10.21*	Executive Transition Agreement, dated June 5, 2019	8-K	001-38069	10.01	6/5/2019
10.22*	Confidentiality Agreement between the Registrant and affiliates of Icahn Enterprises L.P. dated August 12, 2019	8-K	001-38069	10.02	8/12/2019
10.23*	Share Acquisition and Restriction Agreement, dated July 31, 2019, between Thomas J. Reilly and the Registrant	10-Q	001-38069	10.01	9/4/2019
10.24*	Amendment to Employment Offer Letter, dated July 31, 2019, from the Registrant to Arun C. Murthy	10-Q	001-38069	10.02	9/4/2019
10.25*	Offer of Employment Letter of Interim Chief Executive Officer, effective as of July 31, 2019	10-Q	001-38069	10.03	9/4/2019
10.26	Separation Agreement between Marty Cole and the Registrant, dated January 12, 2020	10-K	001-38069	10.26	3/27/2020
10.27	Employment Agreement between Robert Bearden and the Registrant, dated January 12, 2020	10-K	001-38069	10.27	3/27/2020
10.28	Registrant's form of Severance and Change in Control Agreement	10-Q	001-38069	10.01	6/5/2020
10.29	Amendment to Employment Offer Letter between Robert Bearden and the Registrant, dated May 6, 2020	10-Q	001-38069	10.01	9/4/2020
10.30	Term Loan Credit Agreement with Citibank, N.A., dated December 22, 2020	8-K	001-38069	10.01	12/23/2020
10.31	Stock Repurchase Agreement with Intel Corporation	8-K	001-38069	10.01	12/23/2020
21.01	List of subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (included on signature pages to Annual Report)	X
31.1	Certification of Robert Bearden, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Robert Bearden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
___________

*	Previously filed.

†	Confidential treatment has been granted with respect to portions of this exhibit.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDERA, INC.

Date: March 25, 2021	By:	/s/ Robert Bearden
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

Name	Title	Date
/s/ Robert Bearden	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2021
Robert Bearden
/s/ Jim Frankola	Chief Financial Officer (Principal Financial Officer)	March 25, 2021
Jim Frankola
/s/ Scott Reasoner	Chief Accounting Officer (Principal Accounting Officer)	March 25, 2021
Scott Reasoner
/s/ Paul Cormier	Director	March 25, 2021
Paul Cormier
/s/ Peter Fenton	Director	March 25, 2021
Peter Fenton
/s/ Gary Hu	Director	March 25, 2021
Gary Hu
/s/ Kevin Klausmeyer	Director	March 25, 2021
Kevin Klausmeyer
/s/ Jesse Lynn	Director	March 25, 2021
Jesse Lynn
/s/ Rose Schooler	Director	March 25, 2021
Rose Schooler
/s/ Michael A. Stankey	Director	March 25, 2021
Michael A. Stankey