Form 10-Q
period 2021-04-30
Cloudera, Inc.
filed 2021-06-04
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of May 31, 2021, there were 292,214,572 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	April 30, 2021	January 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,101	$298,672
Marketable securities	348,712	297,721
Accounts receivable, net	131,408	316,098
Deferred contract costs	49,308	53,048
Prepaid expenses and other current assets	32,763	32,382
Total current assets	731,292	997,921
Property and equipment, net	17,470	18,065
Marketable securities, non-current	381,326	173,281
Intangible assets, net	514,979	532,630
Goodwill	599,291	599,291
Deferred contract costs, non-current	27,053	31,170
Operating lease right-of-use assets	138,994	146,424
Other assets	10,206	9,819
TOTAL ASSETS	$2,420,611	$2,508,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,477	$2,713
Accrued compensation	52,351	56,643
Other accrued liabilities	32,431	30,196
Operating lease liabilities	19,550	19,574
Contract liabilities	505,977	553,983
Total current liabilities	611,786	663,109
Long-term debt	486,176	487,089
Operating lease liabilities, non-current	162,356	169,296
Contract liabilities, non-current	43,032	54,414
Other accrued liabilities, non-current	6,290	6,763
TOTAL LIABILITIES	1,309,640	1,380,671
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding as of April 30, 2021 and January 31, 2021	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized as of April 30, 2021 and January 31, 2021; 293,061,577 and 291,220,735 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	15	15
Additional paid-in capital	2,800,559	2,776,690
Accumulated other comprehensive income	153	580
Accumulated deficit	(1,689,756)	(1,649,355)
TOTAL STOCKHOLDERS’ EQUITY	1,110,971	1,127,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,420,611	$2,508,601

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	$200,656	$187,085
Services	23,627	23,375
Total revenue	224,283	210,460
Cost of revenue:(1) (2)
Subscription	23,592	28,636
Services	19,526	25,605
Total cost of revenue	43,118	54,241
Gross profit	181,165	156,219
Operating expenses:(1) (2)
Research and development	65,825	64,216
Sales and marketing	107,828	113,135
General and administrative	41,264	34,675
Total operating expenses	214,917	212,026
Loss from operations	(33,752)	(55,807)
Interest (expense) income, net	(3,483)	2,241
Other expense, net	(700)	(2,497)
Loss before provision for income taxes	(37,935)	(56,063)
Provision for income taxes	(2,466)	(1,951)
Net loss	$(40,401)	$(58,014)
Net loss per share, basic and diluted	$(0.14)	$(0.20)
Weighted-average shares used in computing net loss per share, basic and diluted	292,535	295,293

(1) Amounts include stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of revenue – subscription	$4,292	$3,992
Cost of revenue – services	2,695	3,987
Research and development	21,261	19,824
Sales and marketing	15,855	15,823
General and administrative	14,521	9,812

(2) Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of revenue – subscription	$1,023	$3,079
Sales and marketing	16,628	16,597
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Net loss	$(40,401)	$(58,014)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss)	235	(836)
Unrealized (loss) gain on investments	(662)	852
Total other comprehensive (loss) income, net of tax	(427)	16
Comprehensive loss	$(40,828)	$(57,998)

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended April 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	291,221	$15	$2,776,690	$580	$(1,649,355)	$1,127,930
Shares issued under employee stock plans	370		2,246	—	—	2,246
Shares issued from restricted stock units vesting	4,448	—	—	—	—	—
Repurchases of common stock	(1,542)	—	(18,945)	—	—	(18,945)
Stock-based compensation expense	—	—	58,624	—	—	58,624
Shares withheld related to net settlement of equity awards	(1,435)		(18,056)	—	—	(18,056)
Unrealized loss on investments	—	—	—	(662)	—	(662)
Foreign currency translation gain	—	—	—	235	—	235
Net loss	—	—	—	—	(40,401)	(40,401)
Balance as of April 30, 2021	293,062	$15	$2,800,559	$153	$(1,689,756)	$1,110,971

	Three Months Ended April 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	295,168	$15	$2,923,905	$273	$(1,485,824)	$1,438,369
Shares issued under employee stock plans	154	—	443	—	—	443
Shares issued from restricted stock units vesting	5,852	—	—	—	—	—
Repurchases of common stock	(3,945)	—	(25,974)	—	—	(25,974)
Stock-based compensation expense	—	—	53,438	—	—	53,438
Shares withheld related to net settlement of equity awards	(1,880)	—	(14,017)	—	—	(14,017)
Unrealized gain on investments	—	—	—	852	—	852
Foreign currency translation loss	—	—	—	(836)	—	(836)
Cumulative effect of accounting change	—	—	—	—	(798)	(798)
Net loss	—	—	—	—	(58,014)	(58,014)
Balance as of April 30, 2020	295,349	$15	$2,937,795	$289	$(1,544,636)	$1,393,463

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,401)	$(58,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,628	22,573
Non-cash lease expense	11,051	11,301
Stock-based compensation expense	58,624	53,438
Amortization of deferred contract costs	16,620	16,625
Other	1,182	3,522
Changes in assets and liabilities:
Accounts receivable	185,514	81,828
Prepaid expenses and other assets	(3,777)	10,526
Deferred contract costs	(8,763)	(10,623)
Accounts payable	(891)	307
Accrued compensation	(8,568)	(18,412)
Other accrued liabilities	1,764	(2,895)
Operating lease liabilities	(10,571)	(2,508)
Contract liabilities	(59,202)	(39,311)
Net cash provided by operating activities	162,210	68,357
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(382,013)	(80,860)
Proceeds from sale of marketable securities	2,900	66,059
Maturities of marketable securities	120,854	36,794
Capital expenditures	(1,575)	(1,089)
Net cash (used in) provided by investing activities	(259,834)	20,904
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(18,945)	(25,974)
Principal repayment of debt	(1,250)	—
Taxes paid related to net share settlement of restricted stock units	(18,056)	(14,017)
Proceeds from employee stock plans	6,489	4,977
Net cash used in financing activities	(31,762)	(35,014)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(185)	(960)
Net (decrease) increase in cash, cash equivalents and restricted cash	(129,571)	53,287
Cash, cash equivalents and restricted cash — Beginning of period	302,024	110,990
Cash, cash equivalents and restricted cash — End of period	$172,453	$164,277

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment, accrued but not yet paid	$—	$606
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,833	$476

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	As of April 30,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows
Cash and cash equivalents	$169,101	$160,925
Restricted cash included in Other assets	3,352	3,352
Total cash, cash equivalents and restricted cash	$172,453	$164,277
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
Agreement and Plan of Merger
On June 1, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sky Parent Inc., a Delaware corporation (“Parent”), and Project Sky Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Cloudera, Inc., with Cloudera, Inc. surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of investment funds advised by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), US-based private equity firms. See Note 17 for further details.
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries, which are located in various countries, including the United States, Australia, China, India, Germany, Ireland, The Netherlands, Singapore, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated balance sheet as of January 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of results to be expected for the full year ending January 31, 2022 or for any other interim periods or for any other future years.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 25, 2021. There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended January 31, 2021.
Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include the useful lives of property and equipment and intangible assets, allowance for credit losses, stock-based compensation expense, bonus attainment, self-insurance costs incurred, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the evaluation for impairment of goodwill, intangible assets and other long-lived assets including operating lease right-of-use assets, the estimated period of benefit for deferred contract costs, estimates related to revenue recognition, such as the assessment of elements in a multi-element arrangement and the value assigned to each element, contingencies, and the incremental borrowing rate used in discounting our lease liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
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
As of April 30, 2021, no single customer represented more than 10% of accounts receivable. As of January 31, 2021, one customer represented more than 10% of account receivable. For each of the three months ended April 30, 2021 and 2020, no single customer accounted for 10% or more of revenue.
Recently Adopted Accounting Standard
We adopted the accounting standard updated (ASU) 2020-08 Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs as of February 1, 2021. The adoption of the accounting standard did not have a material impact on our condensed consolidated financial statements as of and for the three months ended April 30, 2021.

2. Revenue from Contracts with Customers
Significant changes in the contract liabilities during the period ended April 30, 2021 are as follows (in thousands):

Contract Liabilities
January 31, 2021	$608,397
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(188,443)
Increases due to invoicing prior to satisfaction of performance obligations	129,055
April 30, 2021	$549,009
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
During the three months ended April 30, 2021, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material.
As of April 30, 2021, approximately $876.3 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $623.1 million over the next 12 months and approximately $253.2 million thereafter.
Contract Assets
Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer when that right is conditional on something other than the passage of time (e.g., performance prior to invoicing on fixed fee service arrangements with substantive acceptance terms). We record unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as we have an unconditional right to invoice and receive payment in the future related to those fulfilled obligations. As of April 30, 2021 and January 31, 2021, contract assets were $3.5 million and $5.0 million, respectively, which are included in prepaid expenses and other current assets.

3. Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of April 30, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$67,704	$—	$—	$67,704
Certificates of deposit	13,001	—	—	13,001
Marketable securities:
U.S. agency obligations	83,963	50	(7)	84,006
Corporate notes and obligations	353,276	983	(277)	353,982
Commercial paper	67,445	9	(2)	67,452
Municipal securities	87,298	201	(128)	87,371
Certificates of deposit	86,049	29	(8)	86,070
U.S. treasury securities	51,143	15	(1)	51,157
Total cash equivalents and marketable securities	$809,879	$1,287	$(423)	$810,743

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$186,127	$—	$—	$186,127
Certificates of deposit	4,000	—	—	4,000
Marketable securities:
U.S. agency obligations	68,972	76	(4)	69,044
Asset-backed securities	2,901	2	—	2,903
Corporate notes and obligations	210,321	1,215	(72)	211,464
Commercial paper	48,212	19	(6)	48,225
Municipal securities	40,031	213	(5)	40,239
Certificates of deposit	60,749	53	—	60,802
U.S. treasury securities	38,291	34	—	38,325
Total cash equivalents and marketable securities	$659,604	$1,612	$(87)	$661,129
The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	April 30, 2021		January 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$429,183	$429,417	$487,201	$487,848
Due after one year through five years	380,696	381,326	172,403	173,281
Total cash equivalents and marketable securities	$809,879	$810,743	$659,604	$661,129
The unrealized loss for each of these fixed rate marketable securities was not material as of April 30, 2021 and January 31, 2021. The unrealized losses on these investments were primarily due to changes in market interest rates. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value. We determined that no allowance for credit losses related to our marketable securities was required for the three months ended April 30, 2021 and 2020.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three months ended April 30, 2021 and 2020.
Reclassification adjustments out of accumulated other comprehensive income into net loss were not material for the three months ended April 30, 2021 and 2020.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of April 30, 2021 (in thousands):

	Level 1	Level 2	Total
Financial assets
Money market funds	$67,704	$—	$67,704
U.S. agency obligations	—	84,006	84,006
Corporate notes and obligations	—	353,982	353,982
Commercial paper	—	67,452	67,452
Municipal securities	—	87,371	87,371
Certificates of deposit	—	99,071	99,071
U.S. treasury securities	—	51,157	51,157
Total financial assets	$67,704	$743,039	$810,743
The following table represents our financial assets according to the fair value hierarchy, measured at fair value as of January 31, 2021 (in thousands):

	Level 1	Level 2	Total
Financial assets
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
Our foreign currency forward contract liabilities and assets are classified within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, including currency spot and forward rates. The fair value of these contracts were not material as of April 30, 2021.

We have no Level 1 or 3 liabilities and no Level 3 assets measured on a recurring basis.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain of our long-lived assets, including intangible assets, goodwill, and operating lease right-of-use assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. There were no material impairment charges recognized during the three months ended April 30, 2021, and 2020.

5.     Goodwill and Intangible Assets
Goodwill
Goodwill balance was $599.3 million for both periods ending April 30, 2021 and January 31, 2021.
Intangible Assets
Intangible assets consisted of the following as of April 30, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$14,350	$(7,417)	$6,933	3.3
Customer relationships and other acquired intangible assets	663,146	(155,100)	508,046	7.6
Total	$677,496	$(162,517)	$514,979	7.5

Intangible assets consisted of the following as of January 31, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$22,770	$(14,814)	$7,956	3.3
Customer relationships and other acquired intangible assets	671,947	(147,273)	524,674	7.9
Unbilled contracts	18,300	(18,300)	—	—
Total	$713,017	$(180,387)	$532,630	7.8
Amortization expense for intangible assets was $17.7 million and $19.7 million for the three months ended April 30, 2021 and 2020, respectively.
The expected future amortization expense of these intangible assets as of April 30, 2021 is as follows (in thousands):

Remaining nine months of fiscal 2022	$52,588
fiscal 2023	67,887
fiscal 2024	67,376
fiscal 2025	67,286
fiscal 2026	66,875
fiscal 2027 and thereafter	192,967
Total amortization expense	$514,979

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
During the three months ended April 30, 2021 and 2020, we recorded a loss of $0.3 million and $0.5 million, respectively, in other expense, net within our condensed consolidated statements of operations and are reported as part of other adjustments to reconcile net loss to net cash provided by operating activities in the condensed consolidated statements of cash flows. As of April 30, 2021 and January 31, 2021, we had outstanding foreign currency forward contracts not designated as hedges with a total notional value of $20.5 million and $18.7 million, respectively.

7. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	As of
	April 30, 2021	January 31, 2021
Computer equipment and software	$26,253	$24,974
Office furniture and equipment	13,195	13,352
Leasehold improvements	24,224	24,719
Property and equipment, gross	63,672	63,045
Less: accumulated depreciation	(46,202)	(44,980)
Property and equipment, net	$17,470	$18,065
Depreciation expense was $2.0 million and $2.9 million for the three months ended April 30, 2021 and 2020, respectively.
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	April 30, 2021	January 31, 2021
Accrued salaries, benefits and commissions	$18,099	$22,538
Accrued bonuses	13,078	14,956
Accrued compensation-related taxes	10,825	10,834
Employee stock purchase plan withholdings	6,877	2,634
Other(1)	3,472	5,681
Total accrued compensation	$52,351	$56,643
(1) Other consists primarily of amounts owed for employment-related benefits.

Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of
	April 30, 2021	January 31, 2021
Accrued professional costs	$6,782	$3,790
Current portion of debt	3,613	3,610
Accrued taxes	3,823	5,596
Accrued self-insurance costs	4,862	4,720
Acquisition related holdback payments (1)	2,660	3,368
Other (2)	10,691	9,112
Total other accrued liabilities	$32,431	$30,196
(1) Business combination related payments held by Cloudera for indemnification purposes.
(2) Other relates primarily to amounts owed to third-party vendors that provide marketing, cloud-computing services and travel costs.

8. Debt
On December 22, 2020, we entered into a senior secured credit agreement (the “Credit Agreement”). The Credit Agreement provides for a seven years senior secured institutional term loan "B" for an aggregate principal amount of $500.0 million (the "Term Loan"). The Term Loan amortizes at a per annum rate equal to 1.0% payable quarterly, with the balance payable at maturity on December 22, 2027. The proceeds of the Term Loan will be used for general corporate purposes, including to fund repurchases of our common stock and to pay transaction costs and expenses in connection therewith.
At our option, the Term Loan will bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.50% or a Base Rate plus 1.50%, both subject to a 3.25% floor. As of April 30, 2021, the Term Loan is bearing interest at a per annum rate of 3.25%. During three months ended April 30, 2021, we recognized interest expense of $4.1 million.
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
We incurred debt discount and issuance costs of approximately $9.5 million in connection with obtaining our Term Loan. These debt discount and issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the contractual term of the arrangement. Amortization of debt discount and issuance costs during the three months ended April 30, 2021 was immaterial.
As of April 30, 2021, the Term Loan had a carrying value of $489.8 million, of which $3.6 million is classified as current and recorded in other accrued liabilities and $486.2 million is classified as non-current on the condensed consolidated balance sheet.

As of April 30, 2021, the expected future principal payments under the Term Loan are due as follows (in thousands):

Remaining nine months of fiscal 2022	$3,750
2023	5,000
2024	5,000
2025	5,000
2026	5,000
2027 and thereafter	475,000
Total	$498,750

9. Leases
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
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Operating lease cost	$11,051	$11,301
Short-term lease cost	327	479
Sublease income	(3,579)	(3,922)
Net lease cost	$7,799	$7,858
Lease term and discount rate information are summarized as follows:

	As of
	April 30, 2021	January 31, 2021
Weighted Average Remaining Lease Term (years)	5.9	6.1
Weighted Average Discount Rate	5.9%	5.9%

Maturities of lease liabilities as of April 30, 2021 are as follows (in thousands):

Minimum Lease Payments, Gross
Remaining nine months of fiscal 2022	$19,572
fiscal 2023	38,599
fiscal 2024	38,054
fiscal 2025	36,679
fiscal 2026	32,883
fiscal 2027 and thereafter	52,823
Total lease payments	$218,610
Less imputed interest	(36,704)
Present value of lease liabilities	$181,906
We expect to receive sublease rental proceeds of $8.5 million in the next nine months of fiscal 2022 and $28.5 million thereafter.
There were no material lease related right-of-use asset impairment losses in the three months ended April 30, 2021 or 2020.

10. Commitments and Contingencies
Letters of Credit
As of April 30, 2021 and January 31, 2021, we had a total of $19.1 million and $19.4 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Legal Proceedings
On June 7, 2019, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Christie v. Cloudera, Inc., et al., Case No. 5:19-cv-3221-LHK. The complaint named as defendants Cloudera, its former Chief Executive Officer, its Chief Financial Officer and a former officer and director, asserting alleged class claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) and SEC Rule 10b-5. Two substantially similar class action complaints, entitled Zarantonello v. Cloudera, Inc., et al., Case No. 5:19-cv-4007-LHK, and Dvornic v. Cloudera, Inc., et al., Case No. 5:19-cv-4310-LHK, were subsequently filed against the same defendants in the same court on July 12, 2019 and July 26, 2019, respectively. The suits have been consolidated under the name, In re Cloudera, Inc. Securities Litigation, Case No. 5:19-cv-3221-LHK. The court subsequently appointed lead plaintiffs and lead counsel, and a consolidated complaint was filed on February 14, 2020. On March 18, 2020, the court vacated its prior order appointing lead plaintiffs and lead counsel and reopened the lead plaintiff process. On July 27, 2020, the court appointed new lead plaintiffs and lead counsel. On September 22, 2020, lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserted claims against Cloudera and four individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, based on allegedly false and misleading statements between April 28, 2017 and June 5, 2019. The consolidated amended complaint also asserted claims against Cloudera, Intel Corporation, and fourteen current and former officers and directors under the Securities Act of 1933, on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks, and alleged that the registration statement contained untrue statements of material fact and omitted material facts. On April 2, 2021, the Court denied a motion filed by two additional plaintiffs seeking permission to file an additional class action complaint alleging claims under the Securities Act of 1933. On May 25, 2021, the Court granted defendants’ motions to dismiss the consolidated amended complaint with leave to amend. Plaintiffs have until June 24, 2021 to file an amended complaint.
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
To date, we have not incurred any material costs, and have not accrued any material liabilities in the condensed consolidated financial statements as a result of these provisions.

11.     Common Stock Repurchases
Our board of directors have authorized share repurchases of up to $600.0 million of our outstanding shares of common stock. For the three months ended April 30, 2021, we used $18.9 million to repurchase 1.5 million shares of common stock at an average repurchase price of $12.29 per share under the repurchase program. For the three months ended April 30, 2020, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program. As of April 30, 2021, there was approximately $240.9 million of authorized funds remaining under the repurchase programs.
Under the share repurchase programs, shares may be repurchased through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of any repurchases will be at the discretion of our management based on their evaluation of our capital needs, market conditions, applicable legal requirements and other factors. The programs do not have an expiration date and may be suspended or discontinued at any time and do not obligate us to repurchase any shares.

Pursuant to the Merger Agreement (see Note 17 for details), our share purchase programs are suspended.

12.     Stock-Based Compensation
We maintain two stock-based compensation plans: the 2017 Equity Incentive Plan (2017 Plan) and the 2008 Equity Incentive Plan (2008 Plan), collectively referred to as the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
The number of shares reserved for issuance under our 2017 Plan increases automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2021, the number of shares reserved for issuance under the 2017 Plan increased automatically by 14,561,036 additional shares. As of April 30, 2021, there were 24,594,562 shares of common stock reserved and available for future issuance under the Stock Plans.
On June 1, 2021, we entered into a definitive agreement to be acquired by affiliates of CD&R and KKR. See Note 17 for details of the merger and description of resulting changes to our equity award programs.
Stock Options
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2021	3,383	$9.27	3.0	$21,982
Exercised	(370)	6.07	—	—
Canceled	(76)	16.44	—	—
Balance — April 30, 2021	2,937	9.49	2.9	12,919

Restricted Stock Units (RSUs)
The following table summarizes RSUs activity and related information under the Stock Plans:

	RSUs Outstanding
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance — January 31, 2021	34,764	$11.91
Granted	4,508	16.34
Canceled	(1,584)	11.94
Vested and converted to shares	(4,448)	11.99
Balance — April 30, 2021	33,240	$12.50
The unamortized stock-based compensation expense for RSUs of $381.1 million as of April 30, 2021 will be recognized over the weighted average remaining vesting period of 2.2 years.

Performance Restricted Stock Units (PRSUs)
In February 2021, our Compensation Committee authorized the granting of PRSUs to certain executive officers under the 2017 Plan. One twelfth of the PRSUs shall vest and be settled on each quarterly anniversary date following the vesting commencement date. The PRSUs will vest based on Cloudera's achievement of certain performance goals during the performance period commencing on February 1, 2021 and ending on January 31, 2024. Upon achievement of performance goals, up to 1/6th of the PRSUs shall vest each half fiscal year subject to the executive’s continued service to Cloudera on the last day of the applicable half fiscal year. The number of PRSUs that will ultimately vest and be converted into shares of common stock will depend on Cloudera’s: (i) EBITDA excluding stock-based compensation; and (ii) Revenue.
During the three months ended April 30, 2021, 2.2 million shares of PRSUs were granted at a weighted average grant date fair value of $17.29 per share. All shares were outstanding at April 30, 2021. The unamortized stock-based compensation expense for PRSUs of $35.9 million as of April 30, 2021 will be recognized over the weighted average remaining vesting period of 1.5 years.
Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). Each offering period consists of a six-month purchase period (commencing each June 21 and December 21).
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2021, the number of shares reserved for issuance under the ESPP increased automatically by 2,912,207 additional shares. As of April 30, 2021, the total number shares available for grant under the ESPP was 7,256,365 shares.
As part of the planned merger discussed in Note 17, our ESPP will be suspended after our current offering period ending June 21, 2021.

13. Income Taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the three months ended April 30, 2021 and 2020, our tax provision was $2.5 million and $2.0 million, respectively. Our tax provision for the three months ended April 30, 2021 was primarily related to foreign income and withholding taxes.

14. Related Party Transactions
Certain members of our board of directors currently serve on the board of directors or as an executive officer of certain companies that are our customers. The aggregate revenue we recognized from these customers was $1.6 million and $1.9 million for the three months ended April 30, 2021 and 2020, respectively. There was $0.8 million and $2.2 million in accounts receivable due from these customers as of April 30, 2021 and January 31, 2021, respectively.

15. Segment Information
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
Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Segment contribution margin includes segment revenue less the related cost of sales excluding certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, amortization of acquired intangible assets, impairment of real estate lease related assets, direct sales and marketing costs, research and development costs, corporate general and administrative costs, such as legal and accounting, interest income, interest expense, and other income and expense.
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	$200,656	$187,085
Services	23,627	23,375
Total revenue	$224,283	$210,460

	Three Months Ended April 30,
	2021	2020
Contribution margin:
Subscription	$182,379	$165,520
Services	6,796	1,757
Total segment contribution margin	$189,175	$167,277
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Segment contribution margin	$189,175	$167,277
Amortization of acquired intangible assets	(17,651)	(19,676)
Stock-based compensation expense	(58,624)	(53,438)
Corporate costs, such as research and development, corporate general and administrative and other	(146,652)	(149,970)
Loss from operations	$(33,752)	$(55,807)
Sales outside of the United States represented approximately 43% and 40% of our total revenue for the three months ended April 30, 2021 and 2020, respectively. No individual foreign country represented more than 10% of revenue in any period presented. All revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of April 30, 2021 and January 31, 2021, property and equipment, net located outside of the United States represented approximately 29% and 31% of total property and equipment, net, respectively.

16.     Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2021	2020
Numerator:
Net loss	$(40,401)	$(58,014)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	292,535	295,293
Net loss per share, basic and diluted	$(0.14)	$(0.20)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive (in thousands):

	As of April 30,
	2021	2020
Stock options to purchase common stock	2,937	13,125
Restricted stock awards	35,476	36,595
Shares issuable pursuant to the ESPP	723	909
Total	39,136	50,629
17. Subsequent Events
Business Combinations
On June 1, 2021, we entered into definitive agreements to acquire 100% of the outstanding shares of Datacoral Inc. and Cazena Inc. for cash consideration. Datacoral delivers fast and easy data transformations and integrations for any type of data via a robust multi-tenant SaaS architecture. Cazena delivers instant cloud data lakes, making it easier to operate and use CDP Public Cloud. The acquisitions are expected to close during our second quarter of fiscal 2022, subject to customary closing conditions.
Agreement and Plan of Merger
On June 1, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sky Parent Inc., a Delaware corporation (“Parent”), and Project Sky Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Cloudera, Inc., with Cloudera, Inc. surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of investment funds advised by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), US-based private equity firms.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger:
•each share of our common stock, par value $0.00005 per share (“Common Stock”) outstanding immediately prior to the Effective Time (subject to certain exceptions, including for shares of Common Stock owned by stockholders who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be converted into the right to receive $16.00 in cash (the “Merger Consideration”), subject to applicable withholding taxes;
•each then-outstanding, vested and unexercised option to purchase Common Stock (each a “Company Option”) shall be cancelled, with the holder of such Company Option becoming entitled to receive, in full satisfaction of the rights of such holder with respect thereto, an amount in cash, less applicable tax withholdings, equal to the product obtained by multiplying (i) the excess of the Merger Consideration over the per share exercise price of such

Company Option, by (ii) the number of shares of Common Stock covered by such Company Option immediately prior to the Effective Time;
•each award of restricted stock units granted under any of our equity incentive plans (“Company Restricted Stock Unit Award”) that is outstanding immediately prior to the Effective Time and that vests upon the occurrence of the Effective Time by its terms and without any action by us shall be cancelled, with the holder of such Company Restricted Stock Unit Award becoming entitled to receive, in full satisfaction of the rights of such holder with respect thereto, an amount in cash, less applicable tax withholdings, equal to the product obtained by multiplying (i) the Merger Consideration by (ii) the number of shares of Common Stock covered by such Company Restricted Stock Unit Award immediately prior to the Effective Time; and
•each Company Restricted Stock Unit Award and each performance-based restricted stock unit (“Company Performance Stock Unit Award”), in each case, that is outstanding immediately prior to the Effective Time and that does not vest upon the occurrence of the Effective Time by its terms and without any action by us shall, in each case, be cancelled and be converted into the contractual right to receive a payment in an amount in cash (the “Cash Based Award”) equal to the product obtained by multiplying (i) the Merger Consideration by (ii) the number of shares of Company common stock covered by such Company Restricted Stock Unit Award or Company Performance Stock Unit Award immediately prior to the Effective Time (in the case of any Company Performance Stock Unit Award, based on 100% of the shares of Common Stock underlying such award), which Cash Based Award shall be subject to the terms and conditions applicable to such Cash Based Award (except as otherwise provided in the Merger Agreement), including the time-based vesting conditions and any accelerated vesting provisions applicable to such Company Restricted Stock Unit Award or Company Performance Stock Unit Award.
Our board of directors has unanimously approved and declared to be in the best interest of the company and its stockholders, the Merger Agreement and the transactions contemplated thereby, including the Merger, and resolved to recommend that our stockholders adopt the Merger Agreement.
The total consideration for the Merger is approximately $5.3 billion. Closing of the deal is subject to customary closing conditions, including the approval of Cloudera shareholders and antitrust approval. Assuming the satisfaction of the conditions set forth in the Merger Agreement, we expect the Merger to close in the second half of 2021.
The Merger Agreement contains certain termination rights for both the Company and Parent. If the Merger Agreement is terminated in connection with Cloudera entering into an alternative acquisition agreement in respect of a Superior Proposal entered into during the “go-shop” period, the termination fee payable by Cloudera to Parent will be approximately $92.5 million. Upon termination of the Merger Agreement under specified circumstances, including with respect to Cloudera’s entry into an agreement with respect to a Superior Proposal other than described in the preceding sentence, the board of directors of Cloudera changing its recommendation or if Cloudera breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, Cloudera will be required to pay Parent a termination fee of approximately $171.7 million.
In addition to the foregoing termination rights, and subject to certain limitations, Cloudera or Parent may terminate the Merger Agreement if the Merger is not consummated by March 1, 2022 (the “Termination Date”).
The forgoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 1, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2021 and in this Quarterly Report on Form 10-Q. You should carefully review the risks described in our Annual Report filed with the SEC on March 25, 2021, in this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the SEC. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31, and references throughout this report to a given fiscal year are to the twelve months ended on that date.
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
We have a broad customer base that spans industries and geographies. For the three months ended April 30, 2021 and 2020, no customer accounted for more than 10% of our total revenue. We have significant revenue in the industries of banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data-intensive industries. Sales outside of the United States represented approximately 43% and 40% of our total revenue for the three months ended April 30, 2021 and 2020, respectively.
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

Agreement and Plan of Merger
On June 1, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sky Parent Inc., a Delaware corporation (“Parent”), and Project Sky Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Cloudera, Inc., with Cloudera, Inc. surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of investment funds advised by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), US-based private equity firms. Refer to Note 17 in the "Notes to Condensed Consolidated Financial Statements” included in this report.
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

	As of		Change
	April 30, 2021	April 30, 2020	Amount	%
	(in thousands, except percentages)
Annualized Recurring Revenue	$805,336	$720,692	$84,644	12%

Approximately 8 percentage points of the 12% increase in ARR was due to existing customers expanding their use of Cloudera products with the remainder of the increase due to new customers.
Non-GAAP operating income is our income from operations before stock-based compensation expense, amortization of acquired intangible assets and non-cash real estate impairment charges. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, operating results or future outlook. Our management uses, and believes that investors benefit from referring to, this non-GAAP financial measure in evaluating our operating results, as well as when planning, forecasting, budgeting and analyzing future periods. We also use non-GAAP operating income in conjunction with traditional GAAP measures to communicate with our board of directors regarding our financial performance.

	Three Months Ended April 30,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Non-GAAP operating income	$42,523	$17,307	$25,216	146%
We believe non-GAAP operating income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period to period comparisons of operations. We believe non-GAAP operating income is useful in evaluating our operating performance compared to that of other companies in our industry as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our non-GAAP operating income should be considered in addition to, not as a substitute for or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing investors and other users of our financial information a reconciliation of loss from operations, the related GAAP financial measure, to non-GAAP operating income. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP operating income in conjunction with loss from operations. The following table provides a reconciliation of loss from operations to non-GAAP operating income:

	Three Months Ended April 30,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Loss from operations	$(33,752)	$(55,807)	$22,055	(40)%
Stock-based compensation expense	58,624	53,438	5,186	10
Amortization of acquired intangible assets	17,651	19,676	(2,025)	(10)
Non-GAAP operating income	$42,523	$17,307	$25,216	146%
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
We do not believe there has been a material impact from the effects of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital resources as of and during the three months ended April 30, 2021.
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
Operating Expenses
Research and Development.  Research and development expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock-based compensation for our research and development employees, contractor fees, allocated shared costs (including rent and information technology), supplies, and depreciation of equipment associated with the continued development of our platform prior to establishment of technological feasibility and the related maintenance of the existing technology
Sales and Marketing.  Sales and marketing expenses primarily consist of personnel costs including salaries, bonuses, travel costs, sales-based incentives, benefits and stock-based compensation for our sales and marketing employees. In addition, sales and marketing expenses also include costs for advertising, promotional events, corporate communications, product marketing and other brand-building activities, allocated shared costs (including rent and information technology) and amortization of certain acquired intangible assets from business combinations. Most sales-based incentives are capitalized and expensed over the period of benefit from the underlying contracts.
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock-based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, legal and accounting services, other corporate expenses, and allocated shared costs (including rent and information technology).
Interest (Expense) Income, net
Interest income primarily relates to amounts earned on our cash and cash equivalents and marketable securities. Interest expense primarily relates to interest incurred on our debt and related amortization of debt discount and issuance costs.
Other Expense, net
Other expense, net primarily relates to gains and losses from foreign currency transactions and forward contracts, realized gains and losses on our marketable securities and other non-operating gains or losses.
Provision for Income Taxes
Provision for income taxes primarily consists of withholding taxes on sales to international customers and income taxes in foreign jurisdictions wherein we conduct business. A valuation allowance is established, when necessary, for any portion of deferred income tax assets where it is considered more likely than not that such deferred tax assets will not be realized.
Results of Operations
Revenue
Our total revenues for the three months ended April 30, 2021 and 2020 were as follows:

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Subscription	$200,656	$187,085	$13,571	7%
Services	23,627	23,375	252	1%
Total revenue	$224,283	$210,460	$13,823	7%
As a percentage of total revenue:
Subscription	89%	89%
Services	11%	11%
Total revenue	100%	100%
The increase in subscription revenue for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily attributable to an increase in subscription sales to existing customers and the remainder driven by new customers, with international customers expanding faster than our U.S. customers.
Services revenue for the three months ended April 30, 2021 was relatively flat compared to the same period in the prior fiscal year. Both periods were negatively impacted by COVID-19, due to lower services demand partially as a result of COVID-19 related customer budget restrictions as well as COVID-19 related limitations for on-site service delivery.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Cost of revenue:
Subscription	$23,592	$28,636	$(5,044)	(18)%
Services	19,526	25,605	(6,079)	(24)%
Total cost of revenue	$43,118	$54,241	$(11,123)	(21)%
Gross profit	$181,165	$156,219	$24,946	16%
Gross margin:
Subscription	88%	85%
Services	17%	(10)%
Total gross margin	81%	74%
Cost of revenue, as a percentage of total revenue:
Subscription	10%	14%
Services	9%	12%
Total cost of revenue	19%	26%
The decrease in subscription cost of revenue for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily due to a $2.1 million reduction in acquired intangible asset amortization expense, as a result of acquired developed technologies that are now fully amortized. The remainder is mainly attributable to lower payroll costs and facility allocations as an increased portion of our support resources are now employed outside of the United States.
The decrease in services cost of revenue for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily due to a decrease of $3.9 million in payroll and payroll related costs including salaries, stock-based compensation, payroll taxes and benefits as a result of decreased headcount and a decrease of $1.9 million in travel cost.
Subscription gross margin increased for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, due to growth in the business and improved margin as a result of reduced costs.
Services gross margin increased for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to a 24% reduction in cost of services revenue.

Operating Expenses

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Research and development	$65,825	$64,216	$1,609	3%
Sales and marketing	107,828	113,135	(5,307)	(5)%
General and administrative	41,264	34,675	6,589	19%
Total operating expenses	$214,917	$212,026	$2,891	1%
Operating expenses, as a percentage of total revenue:
Research and development	29%	31%
Sales and marketing	48%	54%
General and administrative	19%	16%
Total operating expenses	96%	101%
Research and Development
The increase in research and development expenses for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily due to an increase of $3.7 million in payroll and payroll related costs including salaries and stock-based compensation as a result of increased headcount, partially offset by a decrease of $2.3 million in facility allocations.
Sales and Marketing
The decrease in sales and marketing expenses for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily due to a reduction of $4.7 million in travel costs, a reduction of $3.8 million in payroll and payroll related costs, a reduction of $1.0 million in facility allocations, partially offset by an increase of $5.0 million in marketing costs.
General and Administrative
The increase in general and administrative expenses for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily due to higher stock-based compensation, facilities and professional services expenses. Stock-based compensation expense increased by $4.7 million primarily from equity awards granted during the first quarter of fiscal year 2022. Facilities expense increased by $4.0 million primarily due to the absorption of COVID-19 related vacated real estate in general and administrative expenses beginning mid-fiscal 2021. Legal related professional services increased by $2.8 million primarily related to on-going legal proceeding services. These increases were partially offset by a $2.5 million reduction to bad debt expense and a $1.1 million reduction in severance related costs.
Interest (Expense) Income, net

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Interest (expense) income, net	$(3,483)	$2,241	$(5,724)	(255)%
Interest expense, net compared to interest income, net in the same period in the prior fiscal year, is mainly due to interest expense of $4.1 million incurred on our December 2020 term loan which were not incurred in the comparable period and a lower yield on our marketable securities from a decline in interest rates.

Other Expense, Net

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Other expense, net	$(700)	$(2,497)	$1,797	(72)%
Other expense, net decreased as compared to the same period in the prior fiscal year, mainly due to a $2.0 million impairment charge incurred in the first quarter of fiscal 2021 to write off our investment in equity securities of a privately held company.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$(2,466)	$(1,951)	$(515)	26%
The increase in provision for income taxes for the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, was primarily due to increased foreign withholding taxes on international sales.
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

Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $899.1 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of corporate notes and obligations, U.S. agency obligations, certificates of deposit, commercial paper, municipal securities and U.S. treasury securities. To date, our principal sources of liquidity has been payments received from customers in addition to amounts raised as a result of our December 2020 term loan and our equity offerings.
On December 22, 2020, we entered into a senior secured credit facility, which provides for a $500 million term loan facility with a syndicate of lenders (Term Loan) and borrowed the full amount on December 22, 2020 to be used for general corporate purposes, including to fund repurchases of our common stock and to pay transaction costs and expenses in connection therewith. Repayments made under the Term Loan are equal to 1.0% of the principal amount in equal quarterly installments for the life of the Term Loan, with the remainder due at maturity on December 22, 2027. At our option, the Term Loan will bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.50% or a Base Rate plus 1.50%, both subject to a 3.25% floor. For further discussion, see Note 8 in the "Notes to Condensed Consolidated Financial Statements” included in this report.
Our board of directors have authorized share repurchases of up to $600 million of our outstanding shares of common stock. For further discussion on repurchase activity, see Note 11 in the "Notes to Condensed Consolidated Financial Statements” included in this report.
We have non-cancelable contractual obligations related to our facilities leases as further discussed in Note 9 in the "Notes to Condensed Consolidated Financial Statements” included in this report.
We believe that our currently available resources will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our expansion of annual recurring revenue, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our subscriptions and services and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, or at all, we may not be able to adequately fund our business plans which could have a negative effect on our operating cash flows and financial condition.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$162,210	$68,357
Net cash (used in) provided by investing activities	(259,834)	20,904
Net cash used in financing activities	(31,762)	(35,014)
Effect of exchange rate changes	(185)	(960)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(129,571)	$53,287
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
Operating cash flow increased during the three months ended April 30, 2021 mainly due to cash collections on increased sales of our subscription-based offerings.
For the three months ended April 30, 2021, net cash provided by operating activities mainly consisted of our net loss of $40.4 million, adjusted for stock-based compensation expense of $58.6 million, depreciation and amortization expense of $19.6 million, amortization of deferred contract costs of $16.6 million, non-cash lease expense of $11.1 million, and net cash inflow of $95.5 million from changes in assets and liabilities. The inflow from changes in assets and liabilities was primarily due to a decrease in accounts receivable of $185.5 million from strong collections, partially offset by a decrease in contract liabilities of $59.2 million, cash payments of $10.6 million for operating lease liabilities, an increase of $8.8 million in deferred contract costs related to sales commissions, and a net cash outflow of $11.5 million from changes in all other operating assets and liabilities.
For the three months ended April 30, 2020, net cash used in operating activities mainly consisted of our net loss of $58.0 million, adjusted for stock-based compensation expense of $53.4 million, depreciation and amortization expense of $22.6 million, amortization of deferred contract costs of $16.6 million, non-cash lease expense of $11.3 million, and net cash outflow of $18.9 million from changes in assets and liabilities. The inflow from changes in assets and liabilities was due to a decrease in accounts receivable of $81.8 million, partially offset by a decrease in contract liabilities of $39.3 million, an increase of $10.6 million in deferred contract costs related to sales commissions, cash payments of $2.5 million for operating lease liabilities, and a net cash outflow of $10.5 million from changes in all other operating assets and liabilities.
Cash (Used in) Provided by Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, and investments in capital and other assets to support our growth.
For the three months ended April 30, 2021, net cash used in investing activities consisted of purchases of marketable securities of $382.0 million, and capital expenditures for the purchases of property and equipment of $1.6 million, partially offset by sales and maturities of marketable securities of $123.8 million.
For the three months ended April 30, 2020, net cash provided by investing activities consisted of sales and maturities of marketable securities of $102.9 million, partially offset by purchases of marketable securities of $80.9 million and capital expenditures for the purchases of property and equipment of $1.1 million.
Cash Used in Financing Activities
The changes in cash flows from financing activities primarily relate to proceeds from employee stock plans, taxes paid related to net share settlement of equity awards, principal repayment of debt and proceeds used for common stock repurchased under our share repurchase programs as further discussed in Note 11 of our “Notes to Condensed Consolidated Financial Statements” included in this report.
For the three months ended April 30, 2021, net cash used in financing activities consisted of repurchases of common stock of $18.9 million, taxes paid related to the net share settlement of restricted stock units of $18.1 million, repayment of term loan of $1.3 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan withholding of $6.5 million.
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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations, goodwill and intangible assets and impairment of long-lived assets to have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2021, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2021.
Recent Accounting Pronouncements
See Note 1 of our “Notes to Condensed Consolidated Financial Statements” included in this report for recently adopted accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the three months ended April 30, 2021 as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In accordance with Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance.

Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.
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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 10 of the “Notes to Condensed Consolidated Financial Statements” included in this report, which is incorporated herein by reference.
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

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 25, 2021 and all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. The risk factors in our Annual Report are not repeated in this Quarterly Report, unless the underlying risks have materially changed. The section “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021, which was filed with the SEC on March 25, 2021, identified the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects, the trading price of our common stock, and future prospects. Our business could be harmed by any of these risks or additional risks and uncertainties not currently known to us. Our stock price could decline due to any of these risks, and you may lose all or part of your investment.
Risks Related to the Proposed Merger
On June 1, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sky Parent Inc., a Delaware corporation (“Parent”), and Project Sky Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Cloudera, Inc., with Cloudera, Inc. surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of investment funds advised by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), US-based private equity firms.
The Merger Agreement was unanimously approved by our board of directors. The description of the Merger Agreement in these Risk Factors does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 1, 2021.
We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.
The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving stockholder approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion.
The efforts and costs to satisfy the closing conditions of the Merger, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.
There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.
If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $171.7 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.
We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, distributors, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock. In addition, the Merger Agreement restricts us from taking certain actions without Parent’s consent while the Merger is pending. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition.
We and our directors and officers may be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
We will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors have authorized share repurchases of up to $600 million of our outstanding shares of common stock. For further discussion on repurchase activity, see Note 11 in the "Notes to Condensed Consolidated Financial Statements” included in this report.
The following table provides a summary of repurchases of our common stock during the three months ended April 30, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2021	—	$—	—	$259.9
March 1 - March 31, 2021	0.9	$12.12	0.9	$248.5
April 1 - April 30, 2021	0.6	$12.55	0.6	$240.9
Total	1.5		1.5
(1) No shares were purchased outside of a publicly announced plan or program.

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.01	Certification of Robert Bearden, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Robert Bearden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

CLOUDERA, INC.

June 4, 2021	By:	/s/ Robert Bearden
Robert Bearden
Chief Executive Officer and Director
(Principal Executive Officer)

June 4, 2021	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)