Form 10-Q
period 2021-07-31
Cloudera, Inc.
filed 2021-09-02
CIK 1535379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of August 31, 2021, there were 296,216,908 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLOUDERA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	July 31, 2021	January 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,075	$298,672
Marketable securities	302,989	297,721
Accounts receivable, net	177,823	316,098
Deferred contract costs	49,347	53,048
Prepaid expenses and other current assets	29,907	32,382
Total current assets	694,141	997,921
Property and equipment, net	15,925	18,065
Marketable securities, non-current	355,684	173,281
Intangible assets, net	537,995	532,630
Goodwill	620,724	599,291
Deferred contract costs, non-current	24,112	31,170
Operating lease right-of-use assets	131,668	146,424
Other assets	10,498	9,819
TOTAL ASSETS	$2,390,747	$2,508,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,969	$2,713
Accrued compensation	56,463	56,643
Other accrued liabilities	30,331	30,196
Operating lease liabilities	23,152	19,574
Contract liabilities	475,853	553,983
Total current liabilities	587,768	663,109
Long-term debt	485,273	487,089
Operating lease liabilities, non-current	155,446	169,296
Contract liabilities, non-current	44,761	54,414
Other accrued liabilities, non-current	5,350	6,763
TOTAL LIABILITIES	1,278,598	1,380,671
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00005 par value; 20,000,000 shares authorized, no shares issued and outstanding as of July 31, 2021 and January 31, 2021	—	—
Common stock $0.00005 par value; 1,200,000,000 shares authorized as of July 31, 2021 and January 31, 2021; 296,212,583 and 291,220,735 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	15	15
Additional paid-in capital	2,835,956	2,776,690
Accumulated other comprehensive (loss) income	(861)	580
Accumulated deficit	(1,722,961)	(1,649,355)
TOTAL STOCKHOLDERS’ EQUITY	1,112,149	1,127,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,390,747	$2,508,601

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$213,300	$191,522	$413,956	$378,607
Services	22,757	22,814	46,384	46,189
Total revenue	236,057	214,336	460,340	424,796
Cost of revenue:(1) (2)
Subscription	25,457	27,929	49,049	56,565
Services	19,516	21,710	39,042	47,315
Total cost of revenue	44,973	49,639	88,091	103,880
Gross profit	191,084	164,697	372,249	320,916
Operating expenses:(1) (2)
Research and development	70,785	62,304	136,610	126,520
Sales and marketing	110,257	105,760	218,085	218,895
General and administrative	42,895	33,167	84,159	67,842
Total operating expenses	223,937	201,231	438,854	413,257
Loss from operations	(32,853)	(36,534)	(66,605)	(92,341)
Interest (expense) income, net	(3,621)	1,444	(7,104)	3,685
Other income (expense), net	26	980	(674)	(1,517)
Loss before provision for income taxes	(36,448)	(34,110)	(74,383)	(90,173)
Benefit (provision) for income taxes	3,243	(1,887)	777	(3,838)
Net loss	$(33,205)	$(35,997)	$(73,606)	$(94,011)
Net loss per share, basic and diluted	$(0.11)	$(0.12)	$(0.25)	$(0.32)
Weighted-average shares used in computing net loss per share, basic and diluted	294,330	300,103	293,447	297,724

(1) Amounts include stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenue – subscription	$4,162	$3,684	$8,454	$7,676
Cost of revenue – services	2,518	3,004	5,213	6,991
Research and development	22,506	17,057	43,767	36,881
Sales and marketing	16,024	14,031	31,879	29,854
General and administrative	13,339	8,841	27,860	18,653

(2) Amounts include amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenue – subscription	$2,058	$3,080	$3,081	$6,159
Sales and marketing	16,725	16,596	33,353	33,193
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(33,205)	$(35,997)	$(73,606)	$(94,011)
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss	(662)	(85)	(427)	(921)
Unrealized (loss) gain on investments	(352)	559	(1,014)	1,411
Total other comprehensive (loss) income, net of tax	(1,014)	474	(1,441)	490
Comprehensive loss	$(34,219)	$(35,523)	$(75,047)	$(93,521)

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2021	293,062	$15	$2,800,559	$153	$(1,689,756)	$1,110,971
Shares issued under employee stock plans	256	—	1,815	—	—	1,815
Shares issued from restricted stock units vesting	4,487	—	—	—	—	—
Shares issued under employee stock purchase plan	709	—	7,789	—	—	7,789
Repurchases of common stock	(847)	—	(10,143)	—	—	(10,143)
Stock-based compensation expense	—	—	58,549	—	—	58,549
Shares withheld related to net settlement of equity awards	(1,454)	—	(22,613)	—	—	(22,613)
Other comprehensive loss	—	—	—	(1,014)	—	(1,014)
Net loss	—	—	—	—	(33,205)	(33,205)
Balance as of July 31, 2021	296,213	$15	$2,835,956	$(861)	$(1,722,961)	$1,112,149

	Three Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2020	295,349	$15	$2,937,795	$289	$(1,544,636)	$1,393,463
Shares issued under employee stock plans	7,683	—	25,518	—	—	25,518
Shares issued from restricted stock units vesting	6,244	—	—	—	—	—
Shares issued under employee stock purchase plan	800	—	7,730	—	—	7,730
Stock-based compensation expense	—	—	46,617	—	—	46,617
Shares withheld related to net settlement of equity awards	(842)	—	(9,266)	—	—	(9,266)
Other comprehensive income	—	—	—	474	—	474
Net loss	—	—	—	—	(35,997)	(35,997)
Balance as of July 31, 2020	309,234	$15	$3,008,394	$763	$(1,580,633)	$1,428,539
See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	291,221	$15	$2,776,690	$580	$(1,649,355)	$1,127,930
Shares issued under employee stock plans	626	—	4,062	—	—	4,062
Shares issued from restricted stock units vesting	8,935	—	—	—	—	—
Shares issued under employee stock purchase plan	709	—	7,789	—	—	7,789
Repurchases of common stock	(2,389)	—	(29,088)	—	—	(29,088)
Stock-based compensation expense	—	—	117,173	—	—	117,173
Shares withheld related to net settlement of equity awards	(2,889)	—	(40,670)	—	—	(40,670)
Other comprehensive loss	—	—	—	(1,441)	—	(1,441)
Net loss	—	—	—	—	(73,606)	(73,606)
Balance as of July 31, 2021	296,213	$15	$2,835,956	$(861)	$(1,722,961)	$1,112,149

	Six Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	295,168	$15	$2,923,905	$273	$(1,485,824)	$1,438,369
Shares issued under employee stock plans	7,837	—	25,961	—	—	25,961
Shares issued from restricted stock units vesting	12,096	—	—	—	—	—
Shares issued under employee stock purchase plan	800	—	7,730	—	—	7,730
Repurchases of common stock	(3,945)	—	(25,974)	—	—	(25,974)
Stock-based compensation expense	—	—	100,055	—	—	100,055
Shares withheld related to net settlement of equity awards	(2,722)	—	(23,283)	—	—	(23,283)
Other comprehensive income	—	—	—	490	—	490
Cumulative effect of accounting change	—	—	—	—	(798)	(798)
Net loss	—	—	—	—	(94,011)	(94,011)
Balance as of July 31, 2020	309,234	$15	$3,008,394	$763	$(1,580,633)	$1,428,539

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,606)	$(94,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,283	44,939
Non-cash lease expense	21,365	22,692
Stock-based compensation expense	117,173	100,055
Amortization of deferred contract costs	32,935	33,410
Other	2,927	5,126
Changes in assets and liabilities:
Accounts receivable	138,654	100,340
Prepaid expenses and other assets	2,565	14,628
Deferred contract costs	(22,176)	(22,290)
Accounts payable	(247)	(830)
Accrued compensation	2,757	(6,646)
Other accrued liabilities	(6,723)	(4,279)
Operating lease liabilities	(16,893)	(21,206)
Contract liabilities	(89,002)	(71,123)
Net cash provided by operating activities	150,012	100,805
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(478,889)	(273,569)
Proceeds from sale of marketable securities	76,450	104,172
Maturities of marketable securities	210,243	123,710
Cash used in business combinations, net of cash acquired	(56,427)	—
Capital expenditures	(1,937)	(4,430)
Net cash used in investing activities	(250,560)	(50,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(29,088)	(25,974)
Principal repayment of debt	(2,500)	—
Taxes paid related to net share settlement of restricted stock units	(40,670)	(23,283)
Proceeds from employee stock plans	9,191	33,639
Net cash used in financing activities	(63,067)	(15,618)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(982)	463
Net (decrease) increase in cash, cash equivalents and restricted cash	(164,597)	35,533
Cash, cash equivalents and restricted cash — Beginning of period	302,024	110,990
Cash, cash equivalents and restricted cash — End of period	$137,427	$146,523

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment, accrued but not yet paid	$6	$127
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,647	$6,060

See accompanying notes to condensed consolidated financial statements.

CLOUDERA, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	As of July 31,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows
Cash and cash equivalents	$134,075	$143,171
Restricted cash included in Other assets	3,352	3,352
Total cash, cash equivalents and restricted cash	$137,427	$146,523
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

Our board of directors unanimously approved and declared to be in the best interest of the company and its stockholders, the Merger Agreement and the transactions contemplated thereby, including the Merger, and recommended that our stockholders adopt the Merger Agreement. Our stockholders approved the Merger on August 25, 2021.
The total consideration for the Merger is approximately $5.3 billion. Closing of the deal is subject to customary closing conditions, including antitrust approval. Assuming the satisfaction of the remaining conditions set forth in the Merger Agreement, we expect the Merger to close in the second half of 2021.
The Merger Agreement contains certain termination rights for both the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, including with respect to Cloudera’s entry into an agreement with respect to a Superior Proposal, the board of directors of Cloudera changing its recommendation or if Cloudera breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, Cloudera will be required to pay Parent a termination fee of approximately $171.7 million.
In addition to the foregoing termination rights, and subject to certain limitations, Cloudera or Parent may terminate the Merger Agreement if the Merger is not consummated by March 1, 2022 (the “Termination Date”).
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 1, 2021.
The transaction costs associated with the merger were approximately $4.5 million, which were included in general and administrative expense in our condensed consolidated statement of operations for the three and six months ended July 31, 2021.
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Cloudera, Inc. and its wholly owned subsidiaries, which are located in various countries, including the United States, Australia, China, India, Germany, Ireland, The Netherlands, Singapore, Hungary and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated balance sheet as of January 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of results to be expected for the full year ending January 31, 2022 or for any other interim periods or for any other future years.
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
We had one customer accounting for more than 10% of accounts receivable at July 31, 2021 and January 31, 2021. For each of the three and six months ended July 31, 2021 and 2020, no single customer accounted for 10% or more of revenue.
Recently Adopted Accounting Standard
We adopted the accounting standard updated (ASU) 2020-08 Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs as of February 1, 2021. The adoption of the accounting standard did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended July 31, 2021.

2. Revenue from Contracts with Customers
Significant changes in our contract liabilities during the period ended July 31, 2021 are as follows (in thousands):

Contract Liabilities
January 31, 2021	$608,397
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(188,443)
Increases due to invoicing prior to satisfaction of performance obligations	129,055
April 30, 2021	$549,009
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(200,148)
Increases due to invoicing prior to satisfaction of performance obligations	171,753
July 31, 2021	$520,614
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
During the three and six months ended July 31, 2021, net revenue recognized from our remaining performance obligations satisfied in previous periods was not material.
As of July 31, 2021, approximately $865.1 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $617.4 million over the next 12 months and approximately $247.7 million thereafter.
Contract Assets
Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer when that right is conditional on something other than the passage of time (e.g., performance prior to invoicing on fixed fee service arrangements with substantive acceptance terms). We record unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as we have an unconditional right to invoice and receive payment in the future related to those fulfilled obligations. As of July 31, 2021 and January 31, 2021, contract assets were $2.7 million and $5.0 million, respectively, which are included in prepaid expenses and other current assets.

3. Business Combinations
In June 2021, we acquired 100% voting interest in Cazena, Inc. and Datacoral, Inc. for aggregate cash consideration of $57.8 million. The acquisitions were made to further accelerate innovation in our Cloudera offerings. The purchase consideration of $57.8 million has been preliminarily allocated primarily to intangible assets and goodwill of $41.8 million and $21.4 million, respectively. The intangible assets are being amortized over their respective useful lives ranging from 4 to 5 years. The transaction costs associated with both acquisitions were not material and were included in general and administrative expense in our condensed consolidated statement of operations for the three and six months ended July 31, 2021. The results of operations for both business combinations have been included in our consolidated statements of operations from the acquisition date and were not material.

4. Cash Equivalents and Marketable Securities
The following are the fair values of our cash equivalents and marketable securities as of July 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$43,237	$—	$—	$43,237
Marketable securities:
U.S. agency obligations	46,984	24	(2)	47,006
Corporate notes and obligations	350,890	476	(97)	351,269
Commercial paper	47,062	11	—	47,073
Municipal securities	85,741	187	(131)	85,797
Certificates of deposit	95,503	37	(7)	95,533
U.S. treasury securities	31,982	13	—	31,995
Total cash equivalents and marketable securities	$701,399	$748	$(237)	$701,910

The following are the fair values of our cash equivalents and marketable securities as of January 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$186,127	$—	$—	$186,127
Certificates of deposit	4,000	—	—	4,000
Marketable securities:
U.S. agency obligations	68,972	76	(4)	69,044
Asset-backed securities	2,901	2	—	2,903
Corporate notes and obligations	210,321	1,215	(72)	211,464
Commercial paper	48,212	19	(6)	48,225
Municipal securities	40,031	213	(5)	40,239
Certificates of deposit	60,749	53	—	60,802
U.S. treasury securities	38,291	34	—	38,325
Total cash equivalents and marketable securities	$659,604	$1,612	$(87)	$661,129
The contractual maturities of investments in available-for-sale securities were as follows (in thousands):

	July 31, 2021		January 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$346,010	$346,226	$487,201	$487,848
Due after one year through five years	355,389	355,684	172,403	173,281
Total cash equivalents and marketable securities	$701,399	$701,910	$659,604	$661,129
The unrealized loss for each of these fixed rate marketable securities was not material as of July 31, 2021 and January 31, 2021. The unrealized losses on these investments were primarily due to changes in market interest rates. We expect to receive the full principal and interest on all of these marketable securities and have the ability and intent to hold these investments until a recovery of fair value. We determined that no allowance for credit losses related to our marketable securities was required for the three and six months ended July 31, 2021 and 2020.
Realized gains and realized losses on our cash equivalents and marketable securities are included in other income (expense), net on the condensed consolidated statement of operations and were not material for the three and six months ended July 31, 2021 and 2020.

Reclassification adjustments out of accumulated other comprehensive income into net loss were not material for the three and six months ended July 31, 2021 and 2020.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents our financial assets and liabilities according to the fair value hierarchy, measured at fair value as of July 31, 2021 (in thousands):

	Level 1	Level 2	Total
Financial assets
Money market funds	$43,237	$—	$43,237
U.S. agency obligations	—	47,006	47,006
Corporate notes and obligations	—	351,269	351,269
Commercial paper	—	47,073	47,073
Municipal securities	—	85,797	85,797
Certificates of deposit	—	95,533	95,533
U.S. treasury securities	—	31,995	31,995
Total financial assets	$43,237	$658,673	$701,910

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
Our foreign currency forward contract liabilities and assets are classified within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, including currency spot and forward rates. The fair value of these contracts were not material as of July 31, 2021.
We have no Level 1 or 3 liabilities and no Level 3 assets measured on a recurring basis.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain of our long-lived assets, including intangible assets, goodwill, and operating lease right-of-use assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. There were no material impairment charges recognized during the three and six months ended July 31, 2021, and 2020.

6. Goodwill and Intangible Assets
Goodwill
The following table represents the changes to goodwill (in thousands):

Balance at January 31, 2021	$599,291
Acquisitions	21,433
Balance at July 31, 2021	$620,724
Intangible Assets
Intangible assets consisted of the following as of July 31, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$51,615	$(7,740)	$43,875	4.7
Customer relationships and other acquired intangible assets	665,946	(171,826)	494,120	7.4
Total	$717,561	$(179,566)	$537,995	7.2

Intangible assets consisted of the following as of January 31, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$22,770	$(14,814)	$7,956	3.3
Customer relationships and other acquired intangible assets	671,947	(147,273)	524,674	7.9
Unbilled contracts	18,300	(18,300)	—	—
Total	$713,017	$(180,387)	$532,630	7.8
Amortization expense for intangible assets was $18.8 million and $19.7 million for the three months ended July 31, 2021 and 2020, respectively, and $36.4 million and $39.4 million for the six months ended July 31, 2021 and 2020, respectively.
The expected future amortization expense of these intangible assets as of July 31, 2021 is as follows (in thousands):

Remaining six months of fiscal 2022	$39,245
fiscal 2023	76,387
fiscal 2024	75,876
fiscal 2025	75,786
fiscal 2026	74,927
fiscal 2027 and thereafter	195,774
Total amortization expense	$537,995

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
We recorded immaterial losses in both the three and six months ended July 31, 2021 and losses of $0.5 million and $1.0 million for the three and six months ended July 31, 2020, respectively. These losses were recorded in other expense, net within our condensed consolidated statements of operations and are reported as part of other adjustments to reconcile net loss to net cash provided by operating activities in the condensed consolidated statements of cash flows. As of July 31, 2021 and January 31, 2021, we had outstanding foreign currency forward contracts not designated as hedges with a total notional value of $32.1 million and $18.7 million, respectively.

8. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	As of
	July 31, 2021	January 31, 2021
Computer equipment and software	$25,905	$24,974
Office furniture and equipment	13,143	13,352
Leasehold improvements	19,557	24,719
Property and equipment, gross	58,605	63,045
Less: accumulated depreciation	(42,680)	(44,980)
Property and equipment, net	$15,925	$18,065
Depreciation expense was $1.8 million and $2.7 million for the three months ended July 31, 2021 and 2020, respectively, and $3.8 million and $5.6 million the six months ended July 31, 2021 and 2020, respectively.
Accrued Compensation
Accrued compensation consists of the following (in thousands):

	As of
	July 31, 2021	January 31, 2021
Accrued salaries, benefits and commissions	$22,621	$22,538
Accrued bonuses	16,723	14,956
Accrued compensation-related taxes	13,182	10,834
Employee stock purchase plan (ESPP) withholdings(1)	—	2,634
Other(2)	3,937	5,681
Total accrued compensation	$56,463	$56,643
(1) As part of the planned merger discussed in Note 1, our ESPP was suspended after our latest offering period ended June 21, 2021.
(2) Other consists primarily of amounts owed for employment-related benefits.

Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	As of
	July 31, 2021	January 31, 2021
Accrued professional costs	$6,131	$3,790
Current portion of debt	3,616	3,610
Accrued taxes	3,262	5,596
Accrued self-insurance costs	4,041	4,720
Acquisition related holdback and retention payments (1)	3,492	3,368
Other (2)	9,789	9,112
Total other accrued liabilities	$30,331	$30,196
(1) Business combination related payments held by Cloudera for indemnification and retention purposes.
(2) Other relates primarily to amounts owed to third-party vendors that provide marketing, cloud-computing services, and travel related services.

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
At our option, the Term Loan will bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.50% or a Base Rate plus 1.50%, both subject to a 3.25% floor. As of July 31, 2021, the Term Loan is bearing interest at a per annum rate of 3.25%. During three and six months ended July 31, 2021, we recognized interest expense of $4.1 million and $8.2 million, respectively.
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
We incurred debt discount and issuance costs of approximately $9.5 million in connection with obtaining our Term Loan. These debt discount and issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the contractual term of the arrangement. Amortization of debt discount and issuance costs during the three and six months ended July 31, 2021 were immaterial.
As of July 31, 2021, the Term Loan had a carrying value of $488.9 million, of which $3.6 million is classified as current and recorded in other accrued liabilities and $485.3 million is classified as non-current on the condensed consolidated balance sheet.

As of July 31, 2021, the expected future principal payments under the Term Loan are due as follows (in thousands):

Remaining six months of fiscal 2022	$2,500
2023	5,000
2024	5,000
2025	5,000
2026	5,000
2027 and thereafter	475,000
Total	$497,500

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
Components of lease expense are summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Operating lease cost	$10,314	$11,391	$21,365	$22,692
Short-term lease cost	386	480	713	959
Sublease income	(3,478)	(3,605)	(7,057)	(7,527)
Net lease cost	$7,222	$8,266	$15,021	$16,124
Lease term and discount rate information are summarized as follows:

	As of
	July 31, 2021	January 31, 2021
Weighted Average Remaining Lease Term (years)	5.7	6.1
Weighted Average Discount Rate	6.0%	5.9%

Maturities of lease liabilities as of July 31, 2021 are as follows (in thousands):

Minimum Lease Payments, Gross
Remaining six months of fiscal 2022	$13,363
fiscal 2023	38,830
fiscal 2024	38,304
fiscal 2025	36,853
fiscal 2026	32,890
fiscal 2027 and thereafter	52,754
Total lease payments	$212,994
Less imputed interest	(34,396)
Present value of lease liabilities	$178,598
We expect to receive sublease rental proceeds of $5.8 million in the next six months of fiscal 2022 and $28.6 million thereafter.
There were no material lease related right-of-use asset impairment losses in the three and six months ended July 31, 2021 or 2020.

11. Commitments and Contingencies
Letters of Credit
As of July 31, 2021 and January 31, 2021, we had a total of $19.0 million and $19.4 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2027.
Legal Proceedings
On June 7, 2019, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Christie v. Cloudera, Inc., et al., Case No. 5:19-cv-3221-LHK. The complaint named as defendants Cloudera, its former Chief Executive Officer, its Chief Financial Officer and a former officer and director, asserting alleged class claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) and SEC Rule 10b-5. Two substantially similar class action complaints, entitled Zarantonello v. Cloudera, Inc., et al., Case No. 5:19-cv-4007-LHK, and Dvornic v. Cloudera, Inc., et al., Case No. 5:19-cv-4310-LHK, were subsequently filed against the same defendants in the same court on July 12, 2019 and July 26, 2019, respectively. The suits have been consolidated under the name, In re Cloudera, Inc. Securities Litigation, Case No. 5:19-cv-3221-LHK. The court subsequently appointed lead plaintiffs and lead counsel, and a consolidated complaint was filed on February 14, 2020. On March 18, 2020, the court vacated its prior order appointing lead plaintiffs and lead counsel and reopened the lead plaintiff process. On July 27, 2020, the court appointed new lead plaintiffs and lead counsel. On September 22, 2020, lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserted claims against Cloudera and four individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, based on allegedly false and misleading statements between April 28, 2017 and June 5, 2019. The consolidated amended complaint also asserted claims against Cloudera, Intel Corporation, and fourteen current and former officers and directors under the Securities Act of 1933, on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks, and alleged that the registration statement contained untrue statements of material fact and omitted material facts. On April 2, 2021, the Court denied a motion filed by two additional plaintiffs seeking permission to file an additional class action complaint alleging claims under the Securities Act of 1933. On May 25, 2021, the Court granted defendants’ motions to dismiss the consolidated amended complaint with leave to amend. On June 24, 2021, plaintiffs filed their consolidated second amended complaint, asserting the same claims against the same defendants as in their previous complaint. On August 5, 2021, defendants filed their motion to dismiss. A hearing on that motion is scheduled for December 9, 2021.
On June 7, 2019, a purported class action complaint was filed in the Superior Court of California, County of Santa Clara, entitled Lazard v. Cloudera, Inc., et al., Case No. 19CV348674. The complaint named as defendants Cloudera, thirteen individuals who are current or former directors or officers of Cloudera, and Intel Corporation. Two substantially similar suits, entitled Franchi v. Cloudera, Inc., et al., Case No. 19CV348790, and Cannizzo v. Cloudera, Inc., et al., Case No. 19CV348974, were subsequently filed in the same court on June 11, 2019 and June 14, 2019, respectively. The suits have been consolidated under the name In re Cloudera, Inc. Securities Litigation, Lead Case No. 19CV348674 and the consolidated amended complaint purports to assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 on behalf of all persons who acquired Cloudera stock pursuant or traceable to the S-4 registration statement filed in connection with Cloudera’s January 2019 merger with Hortonworks. The consolidated amended complaint alleges that the registration statement contained untrue statements of material fact and omitted material facts. Plaintiffs seek, among other things, an award of damages and attorneys’ fees and costs. On July 1, 2020, the court overruled Cloudera's demurrer to the consolidated amended complaint. On August 18, 2020, a purported shareholder class action captioned Stahl v. Cloudera, Inc., et al., Case No. 20CV369480 was filed in the Superior Court of California, County of Santa Clara, and was subsequently consolidated into the lead case. On November 5, 2020, the court entered a stipulated order certifying a class consisting of all persons who acquired Cloudera common stock in exchange for Hortonworks securities pursuant to the registration statement and prospectus issued in connection with Cloudera’s January 2019 merger and acquisition of Hortonworks. A further case management conference is currently scheduled for October 13, 2021. Cloudera believes that the allegations in the lawsuits are without merit.
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
Between July 9, 2021, and August 11, 2021, twelve purported stockholders of Cloudera commenced actions in the United States District Courts for the Southern District of New York, Northern District of California, Eastern District of New York, District of Delaware, and Eastern District of Pennsylvania. The twelve actions are captioned Wang v. Cloudera, Inc., et al., Case No. 1:21-cv-05924 (S.D.N.Y.), Whitfield v. Cloudera, Inc., et al., Case No. 1:21-cv-06041 (S.D.N.Y.), Muniz v. Cloudera, Inc., et al., Case No. 1:21-cv-06026 (S.D.N.Y.), Bercovici v. Cloudera, Inc., et al., Case No. 3:21-cv-05457 (N.D. Cal.), Raffo v. Cloudera, Inc., et al., Case No. 1:21-cv-06126 (S.D.N.Y.), Kortis v. Cloudera, Inc., et al., Case No. 1:21-

cv-04064 (E.D.N.Y.), Morgan v. Cloudera, Inc., et al., Case No. 1:21-cv-01137 (D. Del.), Palkon v. Cloudera, Inc., et al., Case No. 5:21-cv-06040 (N.D. Cal.), Justice v. Cloudera, Inc., et al., Case No. 2:21-cv-03498 (E.D. Pa.), Christopher v. Cloudera, Inc. et al., Case No. 1:21-cv-06661 (S.D.N.Y.), Shumacher v. Cloudera, Inc., et al., Case No. 1:21-cv-06708 (S.D.N.Y.), and Jones v. Cloudera, Inc., et al., Case No. 5:21-cv-06177 (N.D. Cal.). The complaints name Cloudera and the members of the Cloudera board of directors as defendants. The complaints assert claims under Section 14(a) and Section 20(a) of the Exchange Act challenging the adequacy of the disclosures relating to the proposed acquisition of Cloudera by affiliates of CD&R and KKR made in the Preliminary Proxy Statement and Definitive Proxy Statement filed with SEC on July 7, 2021, and July 19, 2021, respectively. The complaints seek, among other relief, an injunction preventing the parties from consummating the proposed transaction, damages in the event the transaction is consummated, and an award of attorneys’ fees. Cloudera believes that no further disclosure was required to supplement the Definitive Proxy Statement under applicable laws. However, to minimize the expense and distraction of responding to such actions, Cloudera provided additional disclosures related to the proposed acquisition and transactions related thereto, which were filed with the SEC on August 18, 2021. Nothing in the supplemental disclosures should be deemed an admission of the legal necessity or materiality of any of the supplemental disclosures.
On August 20 and August 24, 2021, two stockholders of Cloudera commenced actions in the Court of Chancery for the State of Delaware under Section 220 of the Delaware General Corporation Law. The two actions are captioned Local 464A United Food and Commercial Workers Union Pension Fund v. Cloudera, Inc., C.A. No. 2021-0716 (Del. Ch.), and Teamsters Local 677 Health Services & Insurance Plan v. Cloudera, Inc., C.A. No. 2021-0726 (Del. Ch.). The complaints name Cloudera as the defendant and seek to inspect certain of Cloudera’s books and records related to the proposed acquisition of Cloudera beyond the books and records Cloudera has already provided, or already agreed to provide, to the stockholders in response to written demands sent to Cloudera on July 30, 2021, and August 13, 2021. Each stockholder moved for expedited proceedings in connection with its complaint. As of August 31, 2021, the Court has not yet ruled on plaintiffs’ motions for expedited proceedings and schedules for further proceedings have not been entered.
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

12. Common Stock Repurchases
Our board of directors have authorized share repurchases of up to $600.0 million of our outstanding shares of common stock. For the three months ended July 31, 2021, we used $10.2 million to repurchase 0.8 million shares of common stock at an average repurchase price of $11.97 per share under the repurchase program. For the six months ended July 31, 2021, we used $29.1 million to repurchase 2.4 million shares of common stock at an average repurchase price of $12.18. For both three and six months ended July 31, 2020, we used $26.0 million to repurchase 3.9 million shares of common stock at an average repurchase price of $6.56 per share under the repurchase program. As of July 31, 2021, there was approximately $230.8 million of authorized funds remaining under the repurchase programs. Pursuant to the Merger Agreement discussed in Note 1, our share purchase programs have been suspended since June 1, 2021.
Under the share repurchase programs, shares could be repurchased through open market purchases, block trades and/or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. Repurchases could also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The timing, volume and nature of any repurchases would be at the discretion of our management based on their evaluation of our capital needs, market conditions, applicable legal requirements and other factors. The programs do not have an expiration date and could be suspended or discontinued at any time and do not obligate us to repurchase any shares.

13. Stock-Based Compensation
We maintain two stock-based compensation plans: the 2017 Equity Incentive Plan (2017 Plan) and the 2008 Equity Incentive Plan (2008 Plan), collectively referred to as the Stock Plans. We do not expect to grant any additional awards under the 2008 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.
The number of shares reserved for issuance under our 2017 Plan increases automatically on the first day of February of each calendar year during the term of the 2017 Plan by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of our common stock as of the immediately preceding January 31 or (ii) a number of shares determined by our board of directors. On February 1, 2021, the number of shares reserved for issuance under the 2017 Plan increased automatically by 14,561,036 additional shares. As of July 31, 2021, there were 23,307,369 shares of common stock reserved and available for future issuance under the Stock Plans.
On June 1, 2021, we entered into a definitive agreement to be acquired by affiliates of CD&R and KKR. See Note 1 for details of the merger and description of resulting changes to our equity award programs and the treatment of our outstanding equity awards upon the closing of the merger.

Stock Options
The following table summarizes stock option activity and related information under the Stock Plans:

	Options Outstanding
	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance — January 31, 2021	3,383	$9.27	3.0	$21,982
Exercised	(626)	6.49	—	—
Canceled	(139)	17.06	—	—
Balance — July 31, 2021	2,618	$9.52	2.7	$17,642

Restricted Stock Units (RSUs)
The following table summarizes RSUs activity and related information under the Stock Plans:

	RSUs Outstanding
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance — January 31, 2021	34,764	$11.91
Granted	8,345	15.78
Canceled	(2,642)	12.28
Vested and converted to shares	(8,935)	12.17
Balance — July 31, 2021	31,532	$12.83
The unamortized stock-based compensation expense for RSUs of $372.4 million as of July 31, 2021 will be recognized over the weighted average remaining vesting period of 2.2 years.
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
During the six months ended July 31, 2021, 2.2 million shares of PRSUs were granted at a weighted average grant date fair value of $17.29 per share. All shares were outstanding at July 31, 2021. The unamortized stock-based compensation expense for PRSUs of $32.2 million as of July 31, 2021 will be recognized over the weighted average remaining vesting period of 1.5 years.
Employee Stock Purchase Plan
In March 2017, we adopted our 2017 Employee Stock Purchase Plan (ESPP). Each offering period consists of a six-month purchase period (commencing each June 21 and December 21).
We initially reserved 3,000,000 shares of our common stock for issuance under our ESPP. The number of shares reserved for issuance under our ESPP increases automatically on February 1 of each of the first 10 calendar years following the first offering date by the number of shares equal to the lesser of (i) 1% of the total outstanding shares of our common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or (ii) a number of shares of our common stock determined by our board of directors. On February 1, 2021, the number of shares reserved for issuance under the ESPP increased automatically by 2,912,207 additional shares. As of July 31, 2021, the total number shares available for grant under the ESPP was 6,547,157 shares.

As part of the planned merger discussed in Note 1, our ESPP was suspended after our latest offering period ended June 21, 2021.

14. Income Taxes
Our quarterly income taxes reflect an estimate of our corresponding year’s annual effective tax rate and include, when applicable, adjustments for discrete items. For the three months ended July 31, 2021 and 2020, our tax benefit was $3.2 million and tax provision was $1.9 million, respectively. For the six months ended July 31, 2021 and 2020, our tax benefit was $0.8 million and tax provision was $3.8 million, respectively. Our tax benefit for the three and six months ended July 31, 2021 was primarily related to a reduction in our valuation allowance from an increase in deferred tax liabilities associated with the acquired intangible assets from our acquisitions of Cazena, Inc. and Datacoral, Inc. and reduced by withholding and foreign income taxes.

15. Related Party Transactions
Certain members of our board of directors currently serve on the board of directors or as an executive officer of certain companies that are our customers. The aggregate revenue we recognized from these customers was $1.2 million and $2.1 million for the three months ended July 31, 2021 and 2020, respectively, and $2.8 million and $4.0 million for the six months ended July 31, 2021 and 2020. There was $0.8 million and $2.2 million in accounts receivable due from these customers as of July 31, 2021 and January 31, 2021, respectively.

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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$213,300	$191,522	$413,956	$378,607
Services	22,757	22,814	46,384	46,189
Total revenue	$236,057	$214,336	$460,340	$424,796

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Contribution margin:
Subscription	$194,063	$170,357	$376,442	$335,877
Services	5,759	4,108	12,555	5,865
Total segment contribution margin	$199,822	$174,465	$388,997	$341,742
The reconciliation of segment financial information to our loss from operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Segment contribution margin	$199,822	$174,465	$388,997	$341,742
Amortization of acquired intangible assets	(18,783)	(19,676)	(36,434)	(39,352)
Stock-based compensation expense	(58,549)	(46,617)	(117,173)	(100,055)
Corporate costs, such as research and development, corporate general and administrative and other	(155,343)	(144,706)	(301,995)	(294,676)
Loss from operations	$(32,853)	$(36,534)	$(66,605)	$(92,341)
Sales outside of the United States represented approximately 45% and 40% of our total revenue for the three months ended July 31, 2021 and 2020, respectively, and 44% and 40% for the six months ended July 31, 2021 and 2020, respectively. No individual foreign country represented more than 10% of revenue in any period presented. All revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown.
As of July 31, 2021 and January 31, 2021, property and equipment, net located outside of the United States represented approximately 29% and 31% of total property and equipment, net, respectively.

17. Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(33,205)	$(35,997)	$(73,606)	$(94,011)
Denominator:
Weighted-average shares used in computing net loss, per share basic and diluted	294,330	300,103	293,447	297,724
Net loss per share, basic and diluted	$(0.11)	$(0.12)	$(0.25)	$(0.32)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive (in thousands):

	As of July 31,
	2021	2020
Stock options to purchase common stock	2,618	4,989
Restricted stock awards	33,768	30,835
Shares issuable pursuant to the ESPP	—	777
Total	36,386	36,601

18. Subsequent Events
On August 30, 2021, we announced that Jim Frankola will step down as Chief Financial Officer effective as of the closing of the transactions contemplated by the Agreement and Plan of Merger as disclosed in Note 1 or, if earlier, November 15, 2021. After stepping down as Chief Financial Officer, Mr. Frankola will remain employed with Cloudera as Strategic Advisor. Kevin Cook, Senior Vice President Finance, Corporate Development and Investor Relations, will succeed Mr. Frankola as Chief Financial Officer effective as of the closing of the Proposed Merger.
On August 30, 2021, we also announced that Arun Murthy has resigned as Chief Product Officer, effective as August 30, 2021. Mr. Murthy entered into a Separation Agreement with Cloudera pursuant to which, in exchange for a release of claims, he is entitled to a one-time cash severance payment of $2,120,000, less withholding obligations.

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
We have a broad customer base that spans industries and geographies. For the three and six months ended July 31, 2021 and 2020, no customer accounted for more than 10% of our total revenue. We have significant revenue in the industries of banking and financial services, manufacturing, technology, business services, telecommunications, public sector, consumer and retail, and healthcare and life sciences verticals, and continue to expand our penetration across many other data-intensive industries. Sales outside of the United States represented approximately 45% and 40% of our total revenue for the three months ended July 31, 2021 and 2020, respectively, and 44% and 40% for the six months ended July 31, 2021 and 2020, respectively.
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

Agreement and Plan of Merger
On June 1, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sky Parent Inc., a Delaware corporation (“Parent”), and Project Sky Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Cloudera, Inc., with Cloudera, Inc. surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of investment funds advised by Clayton, Dubilier & Rice, LLC (“CD&R”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), US-based private equity firms. For a summary of the transaction, please refer to Note 1 in the "Notes to Condensed Consolidated Financial Statements” included in this report and to our Current Report on Form 8-K filed on June 1, 2021.
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

	As of		Change
	July 31, 2021	July 31, 2020	Amount	%
	(in thousands, except percentages)
Annualized Recurring Revenue	$832,381	$739,355	$93,026	13%

Approximately eight percentage points of the 13% increase in ARR was due to existing customers expanding their use of Cloudera products with the remainder of the increase due to new customers.
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

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Non-GAAP operating income	$44,479	$29,759	$14,720	49%	$87,002	$47,066	$39,936	85%
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

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

Loss from operations	$(32,853)	$(36,534)	$3,681	(10)%	$(66,605)	$(92,341)	$25,736	(28)%
Stock-based compensation expense	58,549	46,617	11,932	26	117,173	100,055	17,118	17
Amortization of acquired intangible assets	18,783	19,676	(893)	(5)	36,434	39,352	(2,918)	(7)
Non-GAAP operating income	$44,479	$29,759	$14,720	49%	$87,002	$47,066	$39,936	85%
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
We do not believe there has been a material impact from the effects of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital resources as of and during the three and six months ended July 31, 2021.
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
General and Administrative.  General and administrative expenses primarily consist of personnel costs including salaries, bonuses, travel costs, benefits and stock-based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third-party professional services, including consulting, legal and accounting services, merger and acquisition related costs, other corporate expenses, and allocated shared costs (including rent and information technology).
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
Benefit (Provision) for Income Taxes
Benefit (provision) for income taxes primarily consists of withholding taxes on sales to international customers and income taxes in foreign jurisdictions wherein we conduct business. A valuation allowance is established, when necessary, for any portion of deferred income tax assets where it is considered more likely than not that such deferred tax assets will not be realized. The recognition of an intangible asset in certain acquisitions may result in a deferred tax liability that may be partially offset by a reduction of the valuation allowance, creating a taxable benefit.

Results of Operations
Revenue
Our total revenues for the three and six months ended July 31, 2021 and 2020 were as follows:

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Subscription	$213,300	$191,522	$21,778	11%	$413,956	$378,607	$35,349	9%
Services	22,757	22,814	(57)	—%	46,384	46,189	195	—%
Total revenue	$236,057	$214,336	$21,721	10%	$460,340	$424,796	$35,544	8%
As a percentage of total revenue:
Subscription	90%	89%			90%	89%
Services	10%	11%			10%	11%
Total revenue	100%	100%			100%	100%
The increase in subscription revenue for the three and six months ended July 31, 2021, as compared to the same period in the prior fiscal year, was primarily attributable to an increase in subscription sales to existing customers and the remainder driven by new customers, with international customers expanding faster than our U.S. customers.
There were no significant changes in services revenue for the three and six months ended July 31, 2021. Both periods were negatively impacted by COVID-19, due to lower services demand partially as a result of COVID-19 related customer budget restrictions as well as COVID-19 related limitations for on-site service delivery.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Cost of revenue:
Subscription	$25,457	$27,929	$(2,472)	(9)%	$49,049	$56,565	$(7,516)	(13)%
Services	19,516	21,710	(2,194)	(10)%	39,042	47,315	(8,273)	(17)%
Total cost of revenue	$44,973	$49,639	$(4,666)	(9)%	$88,091	$103,880	$(15,789)	(15)%
Gross profit	$191,084	$164,697	$26,387	16%	$372,249	$320,916	$51,333	16%
Gross margin:
Subscription	88%	85%			88%	85%
Services	14%	5%			16%	(2)%
Total gross margin	81%	77%			81%	76%
Cost of revenue, as a percentage of total revenue:
Subscription	11%	13%			11%	13%
Services	8%	10%			8%	11%
Total cost of revenue	19%	23%			19%	24%
The decrease in subscription cost of revenue for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, was primarily due to reductions in acquired intangible asset amortization, payroll and facility allocations. Acquired intangible asset amortization expense declined by a $1.0 million and $3.1 million, respectively, as a result of acquired developed technologies that are now fully amortized. Payroll and facility allocations declined by $1.8 million and $3.3 million for the three and six months, respectively, as an increased portion of our support resources are now employed outside of the United States.
The decrease in services cost of revenue for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, was primarily due to a decrease of $3.5 million and $7.5 million, respectively, in payroll costs as a result of decreased headcount.
Subscription gross margin increased for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, due to growth in the business and improved margin as a result of reduced costs.
Services gross margin increased for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, primarily due to a 10% and 17% reduction in cost of services revenue, respectively.

Operating Expenses

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Research and development	$70,785	$62,304	$8,481	14%	$136,610	$126,520	$10,090	8%
Sales and marketing	110,257	105,760	4,497	4%	218,085	218,895	(810)	—%
General and administrative	42,895	33,167	9,728	29%	84,159	67,842	16,317	24%
Total operating expenses	$223,937	$201,231	$22,706	11%	$438,854	$413,257	$25,597	6%
Operating expenses, as a percentage of total revenue:
Research and development	30%	29%			30%	30%
Sales and marketing	47%	49%			47%	51%
General and administrative	18%	16%			18%	16%
Total operating expenses	95%	94%			95%	97%
Research and Development
The increase in research and development expenses for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, was primarily due to an increase of $9.8 million and $13.4 million, respectively, in payroll costs as a result of increased headcount, partially offset by a decrease of $2.6 million and $4.8 million, respectively, in facility allocations.
Sales and Marketing
The increase in sales and marketing expenses for the three months ended July 31, 2021, as compared to the same period in the prior fiscal year, was primarily due to an increase of $4.0 million in payroll costs as a result of increased headcount.
The decrease in sales and marketing expenses for the six months ended July 31, 2021, as compared to the same period in the prior fiscal year, was primarily due to reductions of $4.8 million in travel costs and $2.1 million in facility allocations, partially offset by an increase of $5.2 million in marketing costs.
General and Administrative
The increase in general and administrative expenses for the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year, was primarily due to increases in payroll costs, merger and acquisition related costs, and facility costs. Payroll costs increased by $3.5 million and $6.9 million, respectively, mainly due to increased stock-based compensation expense on equity awards granted during the first quarter of fiscal year 2022. Merger and acquisition related costs increased by $4.7 million for both comparable periods as a result of our agreement and plan of merger with CD&R and KKR. Facilities expense increased by $2.5 million and $6.5 million, respectively, primarily due to the absorption of COVID-19 related vacated real estate in general and administrative expenses beginning mid-fiscal 2021. The increase for the six months ended July 31, 2021, was partially offset by a decrease in bad debt expense of $2.8 million.
Interest (Expense) Income, net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Interest (expense) income, net	$(3,621)	$1,444	$(5,065)	(351)%	$(7,104)	$3,685	$(10,789)	(293)%
Interest expense, net for the three and six months ended July 31, 2021 as compared to interest income, net in the same periods in the prior fiscal year, is mainly due to interest expense of $4.1 million and $8.2 million, respectively, incurred on our December 2020 term loan which were not incurred in the comparable period and due to a lower yield on our marketable securities from declining interest rates.
Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$26	$980	$(954)	(97)%	$(674)	$(1,517)	$843	(56)%
The change in other income, net for the three months ended July 31, 2021, as compared to the same period in the prior fiscal year, was primarily due to lower foreign currency exchange related activity.
The decrease in other expense, net for the six months ended July 31, 2021, as compared the same period in the prior fiscal year, was primarily due to a $2.0 million impairment charge recorded in the first quarter of fiscal year 2021 to write off our investment in equity securities of a privately held company.

Benefit (Provision) for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Benefit (provision) for income taxes	$3,243	$(1,887)	$5,130	(272)%	$777	$(3,838)	$4,615	(120)%
Our tax benefit for the three and six months ended July 31, 2021 was primarily due to a reduction in our valuation allowance from the increase in deferred tax liabilities associated with the acquired intangible assets from our acquisitions of Cazena, Inc. and Datacoral, Inc., partially offset by withholding and foreign income taxes. Our tax provision for the three and six months ended July 31, 2020 was primarily due to foreign withholding taxes on international sales.
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

Liquidity and Capital Resources
As of July 31, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $792.7 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and our marketable securities are comprised of corporate notes and obligations, U.S. agency obligations, certificates of deposit, commercial paper, municipal securities and U.S. treasury securities. To date, our principal sources of liquidity has been payments received from customers in addition to amounts raised as a result of our December 2020 term loan and our equity offerings.
On December 22, 2020, we entered into a senior secured credit facility, which provides for a $500 million term loan facility with a syndicate of lenders (Term Loan) and borrowed the full amount on December 22, 2020 to be used for general corporate purposes, including to fund repurchases of our common stock and to pay transaction costs and expenses in connection therewith. Repayments made under the Term Loan are equal to 1.0% of the principal amount in equal quarterly installments for the life of the Term Loan, with the remainder due at maturity on December 22, 2027. At our option, the Term Loan will bear interest at a per annum rate equal to a Eurocurrency Rate plus 2.50% or a Base Rate plus 1.50%, both subject to a 3.25% floor. For further discussion, see Note 9 in the "Notes to Condensed Consolidated Financial Statements” included in this report.
Our board of directors have authorized share repurchases of up to $600 million of our outstanding shares of common stock. For further discussion on repurchase activity, see Note 12 in the "Notes to Condensed Consolidated Financial Statements” included in this report. Pursuant to the Merger Agreement (see Note 1 for details), our share purchase programs have been suspended.
We have non-cancelable contractual obligations related to our facilities leases as further discussed in Note 10 in the "Notes to Condensed Consolidated Financial Statements” included in this report. Additionally, pursuant to the Merger Agreement (see Note 1 for details), we have contractual obligations of approximately $55 million that were not accrued as of July 31, 2021, as they are contingently payable upon the completion of the proposed Merger with KKR and CD&R.
We believe that our currently available resources will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our expansion of annual recurring revenue, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our subscriptions and services and ongoing investments to support the growth of our business. We may in the future enter arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, or at all, we may not be able to adequately fund our business plans which could have a negative effect on our operating cash flows and financial condition.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$150,012	$100,805
Net cash used in investing activities	(250,560)	(50,117)
Net cash used in financing activities	(63,067)	(15,618)
Effect of exchange rate changes	(982)	463
Net (decrease) increase in cash, cash equivalents and restricted cash	$(164,597)	$35,533
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
Operating cash flow increased during the six months ended July 31, 2021 mainly due to cash collections on increased sales of our subscription-based offerings.
For the six months ended July 31, 2021, net cash provided by operating activities mainly consisted of our net loss of $73.6 million, adjusted for stock-based compensation expense of $117.2 million, depreciation and amortization expense of $40.3 million, amortization of deferred contract costs of $32.9 million, non-cash lease expense of $21.4 million, and net cash inflow of $8.9 million from changes in assets and liabilities. The inflow from changes in assets and liabilities was primarily due to a decrease in accounts receivable of $138.7 million from strong collections, partially offset by a decrease in contract liabilities of $89.0 million, cash payments of $16.9 million for operating lease liabilities, an increase of $22.2 million in deferred contract costs related to sales commissions, and a net cash outflow of $1.6 million from changes in all other operating assets and liabilities.
For the six months ended July 31, 2020, net cash used in operating activities mainly consisted of our net loss of $94.0 million, adjusted for stock-based compensation expense of $100.1 million, depreciation and amortization expense of $44.9 million, amortization of deferred contract costs of $33.4 million, non-cash lease expense of $22.7 million, and net cash outflow of $11.4 million from changes in assets and liabilities. The outflow from changes in assets and liabilities was due to a decrease in contract liabilities of $71.1 million, an increase of $22.3 million in deferred contract costs related to sales commissions, cash payments of $21.2 million for operating lease liabilities, partially offset by decrease in accounts receivable of $100.3 million and a net cash inflow of $2.9 million from changes in all other operating assets and liabilities,
Cash Used in Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases, maturities and sales of our investments in marketable securities, cash acquired or used for business combinations, and investments in capital and other assets to support our growth.
For the six months ended July 31, 2021, net cash used in investing activities consisted of purchases of marketable securities of $478.9 million, cash used in a business combination of $56.4 million, and capital expenditures for the purchases of property and equipment of $1.9 million, partially offset by sales and maturities of marketable securities of $286.7 million.
For the six months ended July 31, 2020, net cash used in investing activities consisted of purchases of marketable securities of $273.6 million and capital expenditures for the purchases of property and equipment of $4.4 million partially offset by sales and maturities of marketable securities of $227.9 million,
Cash Used in Financing Activities
The changes in cash flows from financing activities primarily relate to proceeds from employee stock plans, taxes paid related to net share settlement of equity awards, principal repayment of debt and proceeds used for common stock repurchased under our share repurchase programs as further discussed in Note 12 of our “Notes to Condensed Consolidated Financial Statements” included in this report.
For the six months ended July 31, 2021, net cash used in financing activities consisted of taxes paid related to the net share settlement of restricted stock units of $40.7 million, repurchases of common stock of $29.1 million, repayment of term loan of $2.5 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan $9.2 million.
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
There have been no significant changes in our critical accounting policies and estimates during the three and six months ended July 31, 2021, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2021.
Recent Accounting Pronouncements
See Note 1 of our “Notes to Condensed Consolidated Financial Statements” included in this report for recently adopted accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk exposures for the six months ended July 31, 2021 as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on the operating effectiveness.
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

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in this report, which is incorporated herein by reference.
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

The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving stockholder approval, antitrust clearance, and other customary closing conditions. Our stockholders approved the Merger on August 25, 2021. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors have authorized share repurchases of up to $600 million of our outstanding shares of common stock. For further discussion on repurchase activity, see Note 12 in the "Notes to Condensed Consolidated Financial Statements” included in this report.
The following table provides a summary of repurchases of our common stock during the three months ended July 31, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2021	0.8	$11.97	0.8	$230.8
June 1 - June 30, 2021	—	$—	—	$230.8
July 1 - July 31, 2021	—	$—	—	$230.8
Total	0.8		0.8
(1) No shares were purchased outside of a publicly announced plan or program.

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01	Agreement and Plan of Merger, dated as of June 1, 2021, by and among Parent, Merger Sub and the Company	8-K	001-38069	2.01	6/1/2021
10.01	Voting and Support Agreement dated as of June 1, 2021, by and among Parent, the Company and Icahn	8-K	001-38069	10.01	6/1/2021
31.01	Certification of Robert Bearden, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Jim Frankola, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Robert Bearden, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Jim Frankola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

CLOUDERA, INC.

September 2, 2021	By:	/s/ Robert Bearden
Robert Bearden
Chief Executive Officer and Director
(Principal Executive Officer)

September 2, 2021	By:	/s/ Jim Frankola
Jim Frankola
Chief Financial Officer
(Principal Financial Officer)